Form 10-Q
period 2021-09-30
NewHold Investment Corp. II
filed 2021-12-03
CIK 1852931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40944

NEWHOLD INVESTMENT CORP. II

(Exact name of registrant as specified in its charter)

Delaware	86-2298898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12141 Wickchester Lane, Suite 325 Houston, TX	77079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 653 0153

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	NHIC	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	NHICW	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	NHICU	The NASDAQ Stock Market LLC

As of December 2, 2021, there were 19,490,000 shares of the Company’s class A common stock, and 4,872,500 of its class B common stock issued and outstanding.

NEWHOLD INVESTMENT CORP. II

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and March 2, 2021	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 25, 2021 (inception) to September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from February 25, 2021 (inception) to September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the period from February 25, 2021 (inception) to September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		21

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHOLD INVESTMENT CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	March 2, 2021
ASSETS	(unaudited)
Current asset – cash	7,000	$25,000
Deferred offering costs	234,000	1,000
Total assets	241,000	$26,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities –
Accounts payable	121,000	$—
Accrued liabilities	12,000	3,000
Note payable to Sponsor	85,000	—
Total liabilities	218,000	3,000
Commitments and contingencies	—	—
Stockholder’s equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 45,000,000 shares authorized, no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value, 6,000,000 shares authorized, 5,031,250(1) issued and outstanding	1,000	1,000
Additional paid-in-capital	24,000	24,000
Accumulated deficit	(2,000)	(2,000)
Total stockholder’s equity	23,000	23,000
Total liabilities and stockholder’s equity	241,000	$26,000

(1)	Includes an aggregate of 656,250 shares of Class B common stock held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.

See accompanying notes to unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP. II
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For three months ended September 30, 2021	For the Period from February 25, 2021 (inception) to March 2, 2021

Revenues	$—	$—
General and administrative expenses	—	2,000
Net loss attributable to common shares	$—	$(2,000)
Weighted average common shares outstanding:
Basic and diluted(1)	4,375,000	4,375,000
Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

(1)	Excludes an aggregate of 656,250 shares of Class B common stock held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.

See accompanying notes to unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the Three Months ended September 30, 2021 and
For the Period from February 25, 2021 (inception) to September 30, 2021

(unaudited)

	Class B Common Stock(1)		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2021 (unaudited)	$5,031,250	$1,000	$24,000	$(2,000)	$23,000
Net loss attributable to common shares	—	—	—	—	—
Balances, September 30, 2021 (unaudited)	5,031,250	$1,000	$24,000	$(2,000)	$23,000

	Class B Common Stock(1)		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balances, February 25, 2021 (inception)	$—	$—	$—	$—	$—
Sale of Class B common stock to Sponsor at approximately $0.005 per share	5,031,250	$1,000	$24,000	$—	$25,000
Net loss attributable to common shares	—	—	—	(2,000)	(2,000)
Balances, September 30, 2021 (unaudited)	5,031,250	$1,000	$24,000	$(2,000)	$23,000

(1)	Includes an aggregate of 656,250 shares of Class B common stock held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.

See accompanying notes to unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP. II
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

For the Period from February 25, 2021 (inception) to September 30, 2021
Cash flows from operating activities:
Net loss	$(2,000)
Changes in operating assets and liabilities: Increase in accrued liabilities	2,000
Net cash used in operating activities	—
Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from Note payable to Sponsor	85,000
Payment of offering costs	(113,000)
Net cash provided by financing activities	7,000
Increase in cash	7,000
Cash at beginning of period	—
Cash at end of period	$7,000

Supplemental disclosure of noncash activities:
Deferred offering costs included in accounts payable and accrued liabilities	$131,000

See accompanying notes to unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP. II
Notes to Condensed Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

NewHold Investment Corp. II (the “Company”) was incorporated in Delaware on February 25, 2021 as NewHold Industrial Corp. II. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At September 30, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) to September 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is NewHold Industrial Technology Holdings LLC II, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $194,900,000 Public Offering (Note 3) and a $9,254,705 private placement (Note 4), including the partial exercise of the underwriters’ over-allotment option. Upon the closing of the Public Offering and the private placement, $196,849,000 was held in a trust account (the “Trust Account”).

The Trust Account:

The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations and up to $250,000 per year for working capital purposes, if any, (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with the Company’s initial Business Combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months from the closing of the Public Offering if the Company has filed a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination within such 18-month period) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months from the closing of the Public Offering if the Company has filed a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination within such 18-month period), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with a Target Business. As used herein, “Target Business” is one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less deferred underwriting commissions and any taxes payable on interest earned) at the time of signing a definitive agreement in connection with the Company’s initial Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released for working capital, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by the rules of The Nasdaq Global Market. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A and Class B common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.10 per public common share ($196,849,000 held in the Trust Account divided by 19,490,000 public shares including the underwriters partial exercise their over-allotment option.

The Company will have 18 months from the closing date of the Public Offering, until April 25, 2023 (or 24 months from the closing of the Public Offering if the Company has filed a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination within such 18-month period). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 18 months from the closing of the Public Offering, until April 25, 2023 (or 24 months from the closing of the Public Offering if the Company has filed a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination within such 18-month period).

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements as of September 30, 2021 and for the period from February 25, 2021 (inception) to September 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management of the Company, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from February 25, 2021 (inception) to September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future periods.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2021, management has determined that the Company’s current liquidity, including the closing of the Public Offering, subsequent to September 30, 2021, is sufficient to fund the working capital needs of the Company until one year from the date of issuance of these financial statements.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods (after deducting 656,250 shares subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Accounting for Warrants:

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments' specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company's own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding.

Management has concluded that the Public Warrants and Private Warrants issued subsequent to September 30, 2021 pursuant to the warrant agreement qualify for equity accounting treatment.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2021 or March 2, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet dates that are directly related to the Public Offering and will be allocated to temporary equity upon completion of the Public Offering.

Class A Common Stock Subject to Possible Redemption:

All of the 19,490,000 Class A common stock sold subsequent to September 30, 2021 as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the shares of Class A common stock are redeemable, all of the shares will be recorded as Class A common stock subject to redemption on the Company’s balance sheet.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or March 2, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 or March 2, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Due to the Company’s short existence and limited operations, any tax provision or deferred tax assets are immaterial at September 30, 2021 and March 2, 2021.

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after March 2, 2021, the audited balance sheet date, up to the date that the audited financial statements were available to be issued. The Company also evaluated subsequent events and transactions that occurred after September 30, 2021, the unaudited balance sheet date, up to the date that the unaudited interim financial statements were available to be issued. Based upon this review, the Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed.

NOTE 3 — PUBLIC OFFERING

Subsequent to September 30, 2021, on October 25, 2021 and October 29, 2021, the Company closed on the sale of an aggregate 19,490,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-half of one redeemable warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of our Class A common stock for $11.50 per share as further discussed in Note 5.

The Company granted the underwriters a 45-day option to purchase up to 2,625,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions and, subsequent to September 30, 2021 on October 29, 2021, the underwriter exercised its option and purchased 1,990,000 units. The Warrants that were issued in connection with 1,990,000 over-allotment units are identical to the public Warrants and have no net cash settlement provisions.

The Company paid an underwriting discount of 2.0% of the per Unit price to the underwriters, an aggregate fee of $3,898,000, at the closings of the Public Offering with an additional fee (the “Deferred Discount”) of 3.5% ($6,821,500 including the underwriters’ over-allotment option exercise) of the gross offering proceeds payable upon the consummation of the initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Certain funds and accounts managed by UBS O’Connor LLC, Magnetar Financial LLC, Kepos Capital LP, Meteora Capital Partners, L.P., Polar Asset Management Partners Inc., Sandia Investment Management L.P., Radcliffe Capital Management, L.P., RiverNorth Capital Management, LLC, Highbridge Capital Management, LLC, Marshall Wace LLP, Aristeia Capital, L.L.C. and Periscope Capital Inc. (collectively, the “anchor investors”) purchased an aggregate of $172,900,000 of units in the Public Offering, the full amount required for them not to forfeit any of their Founder Shares purchased.

The excess of the fair value of the Founder Shares purchased by the anchor investors of approximately $8,019,000 has been determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost will be allocated to the Public Shares and Public Warrants (being accounted for as equity instruments) and was charged to stockholder’s equity or the carrying value of the Class A Common Stock upon the completion of the Public Offering subsequent to September 30, 2021.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In February 2021, the Sponsor purchased 5,031,250 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.005 per share (up to 656,250 of which are subject to forfeiture by the Sponsor to the extent the underwriters’ over-allotment option is not exercised in full). The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering. The Sponsor has agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholders will own 20.0% of the Company’s issued and outstanding shares of common stock after the Public Offering. In connection with the Public Offering consummated after September 30, 2021,158,750 Founder Shares were forfeited in connection with the underwriters' partial exercise of their over-allotment option. See also Notes 3 and 5.

The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

The Company’s initial stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Subsequent to September 30, 2021, the Company’s sponsor forfeited 1,635,126 Founder Shares and the anchor investors purchased 1,635,126 Founder Shares.

The excess of the fair value of the Founder Shares purchased by the anchor investors of approximately $8,019,000 was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, offering costs allocated to the Public Shares and Public Warrants (being accounted for as equity instruments) were charged to temporary equity upon the completion of the Public Offering. The fair value of the Founder Shares was determined based upon 18 months to acquisition, 3.37% discount rate, 65% probability of acquisition, 21.3% discount for lack of marketability and results in a per share fair value of $4.87.

Private Placement Warrants

Subsequent to September 30, 2021, in October 2021, the Sponsor and certain funds and accounts managed by UBS O’Connor LLC, Magnetar Financial LLC, and Kepos Capital LP purchased from the Company, collectively, an aggregate of 9,254,705 warrants at a price of $1.00 per warrant, a purchase price of $9,254,705 including the underwriter’s partial exercise of their overallotment option, in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants will be added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor will expire worthless.

Registration Rights

The Company’s initial stockholders and the holders of the Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Public registration rights agreement.

Related Party Loans

On March 5, 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note is non-interest bearing and payable promptly after the earlier of the date on which the Company consummates the Public Offering and the date on which the Company determines not to conduct the Public Offering. As of September 30, 2021, the Sponsor had loaned $85,000 to the Company under the Note. As of March 2, 2021, the Sponsor had not loaned any amounts to the Company under the Note. Subsequent to September 30, 2021, on October 25, 2021, the Note was repaid in full upon the consummation of the Public Offering.

If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any loans to the Company to finance the transaction costs of an intended initial business combination, up to $100,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and March 2, 2021, no such loans had been made to the Company.

Administrative Support Agreement

Subsequent to September 30, 2021, on October 25, 2021, the Company agreed to pay $25,000 a month for office space, utilities and secretarial and administrative support to the Sponsor. Services commenced on the date the securities are first listed on The Nasdaq Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

NOTE 5 — STOCKHOLDER’S EQUITY

Common Stock

According to an amendment to the Company’s certificate of incorporation that was filed with the Secretary of State of the State of Delaware on March 1, 2021, the Company is authorized to issue 51,000,000 shares of common stock, including 45,000,000 shares of Class A common stock, par value, $0.0001 and 6,000,000 shares of Class B common stock par value $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At both September 30, 2021 and March 2, 2021, there were 5,031,250 shares of Class B common stock issued and outstanding, 656,250 of which were subject to forfeiture as described in Note 4, and no shares of Class A common stock issued or outstanding. Subsequent to September 30, 2021, 158,750 of such forfeitable shares were forfeited in connection with the partial exercise of the underwriters’ over-allotment option.

The Class B common shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Class B common shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail in Note 4.

Warrants

As of September 30, 2021, there were no warrants outstanding. In connection with the Company’s Public Offering subsequent to September 30, 2021 (Note 3), the Company issued 9,745,000 Warrants and 9,254,705 Private Placement Warrants.

Each whole Warrant issued in the Public Offering is exercisable to purchase one share of our Class A common stock for $11.50 per share. Only whole Warrants may be exercised. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 30 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement.

The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the Warrants and the Private Placement Warrants (as defined below) will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable and will be exercisable at the election of the holder on a “cashless basis”, so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the holders of our Founder Shares or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

Redemption of Warrants: Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants as described above unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those of Class A common stock is available throughout the 30-day redemption period or the Company has elected to require the exercise of the warrants on a “cashless basis.” If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company is unable to complete a Business Combination within 18 months from the closing date of the Public Offering (or 24 months under certain circumstances as discussed in Note 1), and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

Preferred Stock

According to an amendment to the Company’s certificate of incorporation that was filed with the Secretary of State of the State of Delaware on March 1, 2021, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and March 2, 2021, there were no shares of preferred stock issued or outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties — COVID-19 — Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to NewHold Investment Corp. II. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to NewHold Industrial Technology Holdings LLC II, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Quarterly Report on Form 10-Q regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated on February 25, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering that was completed in October 2021 (the “Public Offering”) and the sale of warrants in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. However, our management team had been actively in discussions with potential business combination partners in their capacity as officers of NewHold Investment Corp. (“NHIC I”), which completed its business combination with Evolv Technologies, Inc., a company specializing in artificial intelligence enabled touchless security screening, on July 19, 2021. Our management team may pursue business combination partners that had previously been in discussions with NHIC I’s management team.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at September 30, 2021, we had approximately $7,000 in cash, approximately $234,000 in deferred offering costs, liabilities of approximately $218,000 and a loss of approximately $2,000. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2021 were organizational activities, those necessary to prepare for the Public Offering and, after the Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021 we had a no activity in relation to the Company’s operations.

For the period from February 25, 2021 (inception) through September 30, 2021, we had a net loss of approximately $2,000, which resulted entirely from formation costs.

After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

Liquidity and Capital Resources

In October 2021, we consummated the Public Offering of an aggregate of 19,490,000 Units (including the partial exercise of the underwriters’ overallotment option) at a price of $10.00 per unit generating gross proceeds of approximately $194,900,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 9,254,705 Private Placement Warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, to the Sponsor and certain funds and accounts managed by Magnetar Financial LLC, UBS O’Connor LLC, and Kepos Capital, L.P., at a price of $1.00 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $9,254,705.

The net proceeds from the Public Offering and Private Placement were approximately $199,622,000, net of the non-deferred portion of the underwriting commissions of $3,898,000 and offering costs and other expenses of approximately $635,000. $196,849,000 of the proceeds of the Public Offering and the Private Placement have been deposited into a trust account, with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), and are not available to us for operations (except amounts to pay taxes).

For the period from February 25, 2021 (inception) through September 30, 2021, there was no net cash used in operating activities, investing activities or financing activities and approximately $7,000 generated from financing activities.

We intend to use substantially all of the funds held in the Trust account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our Initial Business Combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We do not expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income and franchise taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We expect to account for all of the Class A common stock issued in our Public Offering as redeemable stock and not permanent equity and so we expect to report negative stockholders’ equity.

Subsequent to our Public Offering and prior to the completion of our Initial Business Combination, we have available to us approximately $2,773,000 of proceeds held outside the Trust Account for working capital. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

We do not believe we will need to raise additional funds following our Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual Obligations

In March 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the Public Offering pursuant to a promissory note. As of September 30, 2021, we had borrowed approximately $85,000 under the promissory note. The note was non-interest bearing, unsecured and payable promptly after the earlier of the date on which the Company consummates an initial public offering or the date on which the Company determines not to conduct an initial public offering of its securities. On October 25, 2021, the Company repaid the outstanding balance under the promissory note.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods (after deducting 656,250 shares subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2021 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2021 or March 2, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet dates that are directly related to the Public Offering and will be allocated to temporary equity upon completion of the Public Offering.

Shares of Class A Common Stock Subject to Possible Redemption:

All of the 19,490,000 shares of Class A common stock sold subsequent to September 30, 2021 as part of a Unit in the Public Offering discussed in Note 3 to the financial statements contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the shares of Class A common stock are redeemable, all of the shares will be recorded as Class A common stock subject to redemption on the Company’s balance sheet.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

There were no unrecognized tax benefits as of September 30, 2021 or March 2, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 or March 2, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Due to the Company’s short existence and limited operations, any tax provision or deferred tax assets are immaterial at September 30, 2021 and March 2, 2021.

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on October 22, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWHOLD INVESTMENT CORP. II

Dated: December 3, 2021	/s/ Kevin Charlton
	Name:	Kevin Charlton
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: December 3, 2021	/s/ Samy Hammad
	Name:	Samy Hammad
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)