Form 10-K
period 2021-12-31
NewHold Investment Corp. II
filed 2022-03-24
CIK 1852931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-40944

NewHold Investment Corp. II

(Exact name of registrant as specified in its charter)

Delaware	86-2298898
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12141 Wickchester Lane Houston, TX	77079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 653-0153

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	The Nasdaq Global Market LLC

Class A Common Stock, par value $0.0001 per share	The Nasdaq Global Market LLC

Warrants	The Nasdaq Global Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 24, 2022, there were 19,490,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 4,872,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEWHOLD INVESTMENT CORP. II

Annual Report on Form 10-K for the Period Ended December 31, 2021

i

CERTAIN TERMS

References to “Company,” “NewHold,” “our,” “us” or “we” refer to NewHold Investment Corp. II, a blank check company incorporated in Delaware on February 25, 2021. References to our “Sponsor” refer to NewHold Industrial Technology Holdings LLC II, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of NewHold Investment Corp. II, which closed on October 25, 2021 (the “IPO Closing Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated in the State of Delaware on February 25, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On October 25, 2021, we consummated our initial public offering (the “IPO”) of 17,500,000 units (the “Units”), each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and one-half of one redeemable warrant of the Company (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share (subject to adjustment). The Units were sold at a price of $10.00 per Unit, and the IPO generated gross proceeds of $175,000,000. Pursuant to an Underwriting Agreement, dated October 20, 2021 (the “Underwriting Agreement”), by and between the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters (the “Underwriters”), we granted the Underwriters a 45-day option to purchase up to 2,625,000 additional Units solely to cover over-allotments, if any

On October 25, 2021, simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) with the Sponsor and certain funds and accounts managed by Magnetar Financial LLC, UBS O’Connor LLC, and Kepos Capital, L.P. (collectively the “Private Warrants Anchor Investors”) of 8,657,705 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating gross proceeds to the Company of $8,657,705. The Private Warrants are identical to the Warrants sold in the IPO, except that the Private Warrants and the shares of Class A common stock issuable upon exercise of such Private Warrants may not be transferred, assigned, or sold (except in limited circumstances) until the date that is 30 days after the date the Company completes its initial business combination. The Sponsor and the Private Warrants Anchor Investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

Subsequently, on October 26, 2021, the Underwriters partially exercised the over-allotment option and purchased an additional 1,990,000 Units (the “Over-Allotment Units”) occurred on October 29, 2021. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in total gross proceeds of $19,900,000. Simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 597,000 Private Warrants (the “Over-Allotment Private Placement” and, together with the Private Placement, the “Private Placements”), generating gross proceeds of $597,000. The Private Warrants issued in the Private Placements were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

As of October 29, 2021, a total of $196,849,000 of the net proceeds from the sale of the Units in the IPO (including the Over-Allotment Units) and the Private Placements were deposited in a trust account established for the benefit of the Company’s public stockholders at UBS Financial Services, Inc. with Continental Stock Transfer & Trust Company acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period).

In February 2021, our Sponsor purchased 5,031,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.005 per share. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. Our Sponsor forfeited 1,635,126 founder shares and the anchor investors purchased 1,635,126 founder shares upon consummation of the IPO. In addition, upon consummation of the IPO, our Sponsor transferred an aggregate of 1,185,000 founder shares to its directors, officers and advisors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our IPO. These Class B shares will automatically convert into shares of Class A common stock at the time of our initial business combination as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in our IPO and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination, any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us).

The shares of Class A common stock and warrants included in our units began separate trading on December 13, 2021. The shares of Class A common stock and warrants trade on the Nasdaq Global Market (“Nasdaq”) under the symbols NHIC and NHICW, respectively. Units not separated will continue to trade on Nasdaq under the symbol NHICU. After separation, the shares of Class A common stock and warrants may be recombined to create units.

General

Overview

We are a newly organized blank check company incorporated on February 25, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this annual report on Form 10-K as our initial business combination. We have not selected any specific business combination target. However, our management team had been actively in discussions with potential business combination partners in their capacity as officers of NewHold Investment Corp., (“NHIC I”), and we may pursue business combination partners that had previously been in discussions with NHIC I’s management team.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, our focus is on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business. We will seek to acquire one or more businesses with an aggregate enterprise value of $700 million or greater.

Business Opportunity Overview

We will concentrate on sourcing business combination opportunities with industrial technology businesses, with particular emphasis on those that align with several key themes commonly referred to as “Industry 4.0,” including but not limited to:

●	Advanced robotics,

●	IoT and associated production and consumption analytics,

●	Hardware and SaaS models with machine learning,

●	Production rate additive manufacturing,

●	New energy technologies, infrastructure, and servicing,

●	Recycling to facilitate circular economies, and

●	Advanced sensor technologies and associated applications.

Our management team will target business-to-business sectors whose industry structure is being fundamentally reshaped by technology. They believe that companies in these sectors that are using advanced data analytics, software, artificial intelligence, and cutting edge instrumentation and process automation to make their processes “intelligent” have a significant competitive advantage over those that have not yet embraced such solutions.

We are not, however, required to complete our initial business combination with an industrial technology business and, as a result, we may pursue a business combination outside of that industry. We will seek to acquire businesses that we believe are fundamentally sound but would benefit from a public listing to execute their financial, operational, and strategic plans.

We believe that the opportunity within industrial technology businesses is driven by several key trends, including:

●	Flexible Mass Production. Commercial customers demand increasing variety and customization resulting in businesses requiring more flexible manufacturing and logistics solutions.

●	Speed and Agility to Market. Increasing digitization of the selling experience necessitates reducing a product’s time to market and increasing its speed of delivery.

●	Supply Chain Optimization. Effective use of technology is allowing companies to more efficiently and effectively manage complex supply chains without increases in inventory.

●	Efficiency and Productivity Gains. Organizations continually face pressures from their stakeholders to further reduce costs and environmental impact while increasing output and financial returns.

●	Design and Manufacturing Optimization. Designers and engineers desire the ability to economically manufacture a product that very closely matches its optimal design.

●	Energy Efficiency. All energy users are demanding the latest in efficiency technology, both to reduce cost and to demonstrate attention to their carbon footprint.

●	AI-Powered Decision Making. Advancements in AI have enabled practical applications across industries as businesses aim to automate solutions’ delivery and maximize ROI through data-based models often using AI-powered big data to facilitate business processes and provide decision-makers with reliable insight, leading to precise and quick business actions.

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will focus on these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Companies that operate in industries and sectors that are ripe for technological disruption or are currently undergoing technological transformations. We plan to identify sectors that are in the process of or have significant potential to adopt an industrial technology solution. We will seek to acquire a business that operates within an industry that is witnessing at least one or more trends, mentioned above, which we believe are driving the opportunity within industrial technology.

●	Companies with an attractive and defensible competitive position. We will target companies with market positions and technologies that we believe offer long-term competitive advantages. These could include proprietary technology, a market leading product suite, unique processes, strong market share, or a culture of innovation that we believe is enduring and unique.

●	Companies with high revenue growth, or with the potential for high revenue growth. We will seek to acquire businesses that have or are believed to achieve significant revenue growth primarily driven by either adopting or providing an industrial technology solution to disrupt the existing paradigm or increase its market position in the end markets in which it serves. To validate future demand, we look for businesses that can clearly demonstrate a compelling return on investment by either adopting or providing an industrial technology solution and the size of the addressable opportunity.

●	Companies that exhibit the ability to deliver significant operating leverage and future free cash flow whether they may or may not be profitable currently. We will seek to acquire businesses that already have, or have the potential to generate consistent and increasing free cash flow. We do not require the target businesses to be profitable at the time of acquisition, but expect gross margins and contribution margins to be above, or at least in line with, relevant competitors. We view businesses with high gross margins and contribution margins favorably as these businesses possess the potential to deliver significant operating leverage and free cash flow when fully scaled.

●	Knowledgeable management teams with relevant industry experience and proven track record of developing or deploying a technology solution. We aim to target businesses with expert management teams that have specialized knowledge of their respective industry sector and are active leaders in developing or deploying technology to provide a solution for a problem or challenge within their respective industry sector.

●	Benefit from being a public company. We intend to acquire a company that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Competitive Strengths

Accomplished Leadership Team with Relevant Investment, Public Company and Prior Successful SPAC Experience

Our team has over 60 years of combined private equity experience, complemented by extensive public market expertise that includes successful execution of four prior SPAC business combinations. Our Chief Executive Officer, Kevin Charlton, and our Chief Operating Officer, Charlie Baynes-Reid, served in similar roles at NHIC I, which completed its business combination with Evolv Technologies, Inc., a company specializing in artificial intelligence enabled touchless security screening, on July 19, 2021. In addition, our special advisor, Adam Deutsch, was the Chief Financial Officer of NHIC I, and our directors were directors of NHIC I. Our Chief Executive Officer also served as an executive officer of, and played an integral role throughout all phases of the SPAC process for, Hennessy Capital Acquisition Corp., Hennessy Capital Acquisition Corp. II and Hennessy Capital Acquisition Corp. III, including the initial public offering, deal sourcing, due diligence, deal structuring, financing, and back-end execution of the initial business combinations.

History of Successfully Sourcing and Executing Transactions as a Team

NewHold Enterprises, a private investment firm founded in 2017 which controls our sponsor, has completed three platform acquisitions and five add-ons since its inception. Messrs. Charlton, Baynes-Reid and Deutsch also previously executed five transactions at River Hollow Partners, the predecessor to NewHold Enterprises, all proprietarily sourced.

Established Track Record of Sourcing Proprietary Opportunities Suitable for both Private and Public Investing

NewHold Enterprises principals have sourced 325 potential opportunities since its inception in 2017, the vast majority outside of traditional sale processes, funded through a proprietary network of family offices and high net worth individuals. Additionally, Mr. Charlton, in his role as President and Chief Operating Officer of the first three Hennessy Capital SPAC vehicles, was a part of a team that developed a unique SPAC-centered deal sourcing model, which resulted in over 400 targets evaluated over the life of Hennessy Capital Acquisition Corp., Hennessy Capital Acquisition Corp. II and Hennessy Capital Acquisition Corp. III.

Access to NewHold Enterprises’ Proprietary Network of Family Offices and High Net Worth Individuals

NewHold Enterprises sources capital from a series of family offices, each with generally over $1 billion of assets under management, and serves as a direct investing platform for such investors, allowing them to leverage their infrastructure and complement their traditional private equity book. NewHold Enterprises’ network currently consists of more than 100 family offices and more than 95 high net worth investors.

Extensive Experience of Investing in Middle-Market Growth Assets

Our team has extensive experience sourcing and investing in middle market growth companies through private and public investment vehicles. Our focus on flexible hold periods and ownership structures enhances the optionality companies have to focus on operations and integration, and better aligns financial incentives with progressive growth initiatives. Our vehicle and strategy are complementary to NewHold Enterprises’ diversified industrials business. We seek to offer growth equity to industrial technology companies looking for an alternative to traditional private equity.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Sourcing of Potential Business Combination Targets

The NewHold team believes that it is critical to find a transaction where the SPAC offers a unique solution to the seller in comparison to its alternatives. We have found in prior SPACs that it is critical to obtain exclusivity earlier in the process than with other types of transactions, and if the seller is considering a range of transactions, they will only engage with us if the SPAC offers advantages that are critical to their strategy. This requires that our team source a significant number of transactions in order to populate our deal pipeline. We will then apply a series of screens to determine if the potential target is appropriate for a SPAC. These screens would include:

●	Does the company have financial reporting that is ready for the public markets?

●	Would the strategy of the company benefit from the public markets?

●	Is the management team prepared for and interested in the demands of a public listing?

●	Given the peer group relevant for the target, is the valuation that a SPAC transaction would offer the seller of interest to them?

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also utilize our expertise in evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing our initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our officers and directors indirectly own founder shares and/or private placement warrants. Because of this ownership, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.005 per share, the holders of our founder shares (including our officers and directors that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders experience substantial losses on their investment as a result of a decrease in the post-combination value of their public shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. For additional information regarding our executive officers’ and directors’ business affiliations and potential conflicts of interest, see “Management — Officers and Directors” and “Management — Conflicts of Interest.”

Some of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor, officers and directors are permitted to participate in the formation of, or become an officer or director of, another special purpose acquisition company at any time. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See the section of this annual report on Form 10-K entitled “Management” for a more complete description of our management team’s experience.

In addition, the members of our board of directors have significant executive management and public company experience. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will be useful for sourcing acquisition opportunities. This network has been developed through our management team’s experience in:

●	sourcing, acquiring, operating, developing, growing, financing and selling businesses; and

●	executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will also be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report on Form 10-K and know the types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for an initial business combination initially in the amount of $196,849,000 assuming no redemptions before fees and expenses associated with our initial business combination and the payment of $6,822,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

There is no current basis for investors in our Class A common stock to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report on Form 10-K and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay an affiliate of our sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section of this annual report on Form 10-K entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. There is no basis for investors in our securities to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or to fund our working capital requirements, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers, directors, special advisor and our other advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers, directors, special advisor and our other advisors have agreed to vote their founder shares and any public shares purchased during or after our IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. The anchor investors have also agreed to vote the founder shares held by them in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. In addition, as a result of the founder shares and private placement warrants that the anchor investors may hold (directly or indirectly), they may have different interests with respect to a vote on an initial business combination than other public stockholders. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers, directors, special advisor and our other advisors may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period) to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period (or 24-month period, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or to fund our working capital requirements (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period (or 24-month time period, as applicable).

Our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period). However, if our sponsor, our officers or directors or the anchor investors acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period (or 24-month time period, as applicable).

Our sponsor, officers, directors, special advisor and our other advisors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes and/or to fund our working capital requirements, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,160,205 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe or for working capital purposes (provided that the funds released for working capital purposes may not exceed $250,000 annually). However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of our IPO and our independent registered public accounting firm.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable and up to $250,000 per year for working capital purposes, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes and up to $250,000 per year for working capital purposes, if any, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $2,160,205 from the proceeds of our IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,247,500, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,247,500, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or to fund our working capital requirements (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our IPO (or the 24th month from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and up to $250,000 per year for working capital purposes, if any, and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period).

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.10 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or to fund our working capital requirements, divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place, if all of the redemptions would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed initial business combination.	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market prior to or following completion of our initial business combination. There is no limit to the prices that our sponsor, directors, officers, advisors or their affiliates may pay in these transactions.	If we are unable to complete our initial business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period), we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.10 per public share), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or to fund our working capital requirements (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and the taxes payable.	If the permitted purchases described above are made there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Periodic Reporting and Financial Information

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Employees

We currently have 4 officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 12141 Wickchester Lane, Suite 325, Houston, TX 77079 and our telephone number is (212) 653-0153. Our executive offices are provided to us by our sponsor. Commencing on October 20, 2021, we agreed to pay an affiliate of our sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “NHICU” on October 25, 2021. The shares of Class A common stock and warrants included in our units began separate trading on the Nasdaq Global Market (“Nasdaq”) under the symbols NHIC and NHICW, respectively, on December 13, 2021. Units not separated will continue to trade on Nasdaq under the symbol NHICU. After separation, the shares of Class A common stock and warrants may be recombined to create units.

Holders of Record

As of December 31, 2021, there were 19,490,000 of our shares of Class A common stock issued and outstanding held by 1 stockholder of record and 4,872,500 shares of Class B common stock held by 49 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In February 2021, NewHold Industrial Technology Holdings LLC II, our sponsor, purchased an aggregate of 5,031,250 founder shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.005 per share. Our sponsor forfeited 1,635,126 founder shares and the anchor investors purchased 1,635,126 founder shares upon consummation of the IPO. In addition, upon consummation of the IPO, our Sponsor transferred an aggregate of 1,185,000 founder shares to its directors, officers and advisors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our IPO. These Class B shares will automatically convert into shares of Class A common stock at the time of our initial business combination as described herein. On October 25, 2021, simultaneously with the consummation of the IPO, our sponsor, and certain funds and accounts managed by Magnetar Financial LLC, UBS O’Connor LLC, and Kepos Capital, L.P. of 8,657,705 warrants (the “Private Warrants”) in the aggregate, each at a purchase price of $1.00 per Private Warrant, generating total proceeds to the Company of $8,657,705. On October 26, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,990,000 Units (the “Over-Allotment Units”), generating gross proceeds of $19,900,000 on October 29, 2021. Simultaneously with the sale of Over-Allotment Units, the Company consummated a private placement of an additional 597,000 Private Warrants at a purchase price of $1.00 per Private Warrant, generating gross proceeds of $597,000. The Private Warrants are identical to the Warrants sold in the IPO, except that the Private Warrants and the shares of Class A Common Stock issuable upon exercise of such Private Warrants may not be transferred, assigned, or sold (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date the Company completes its initial business combination. The Sponsor and the private warrants anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

On March 15, 2021, the Company issued an unsecured promissory note to our sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (iii) the abandonment of the IPO. The outstanding balance under the Promissory Notes was repaid in connection with the closing of the IPO on October 25, 2021.

For a description of the use of the proceeds generated in our initial public offering and from the sale of the Private Warrants, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

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

We have not selected any specific business combination target. However, our management team had been actively in discussions with potential business combination partners in their capacity as officers of NewHold Investment Corp. (“NHIC I”), which completed its business combination with Evolv Technologies, Inc., a company specializing in artificial intelligence enabled touchless security screening, on July 19, 2021. Our management team may pursue business combination partners that had previously been in discussions with NHIC I’s management team.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our Class A common stock, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2021, we had approximately $1,972,000 in cash and working capital of approximately $2,474,000. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from February 25, 2021 (inception) to December 31, 2021 were organizational activities, those necessary to prepare for the Public Offering and, after the Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents held after the Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Prior to the closing of the Public Offering, we had no activity in relation to the Company’s operations.

For the period from February 25, 2021 (inception) through December 31, 2021, we had a net loss of approximately $413,000, which resulted largely (approximately $152,000) from those legal, audit, reporting, insurance, listing and other costs associated with our being a public company subsequent to October 25, 2021, consultant and travel expenses associated with our search for a target company for a business combination of approximately $77,000 administrative fees of the Sponsor of approximately $56,000 and franchise taxes of approximately $144,000 net of interest income of approximately $16,000.

We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for search and due diligence expenses and we expect those expenses to increase substantially.

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

For the period from February 25, 2021 (inception) through December 31, 2021, we used approximately $907,000 in cash operating activities including approximately $708,000 of deposit premiums, primarily for insurance, for periods up to 2 years as well as other services. Of the $199,728,000 net cash provided from financing activities, approximately $196,849,000 was used to fund the Trust Account including the gross proceeds of the Public Offering plus approximately $1,949,000 to fund an additional $0.10 per share for redemption.

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

We account for all of the Class A common stock issued in our Public Offering as redeemable stock and not permanent equity and so we report negative stockholders’ equity.

Subsequent to our Public Offering and prior to the completion of our Initial Business Combination, we have available to us proceeds held outside the Trust Account (initially, approximately $2,914,000) for working capital. We are using these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our public reporting and other costs of being a public company and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

Contractual Obligations

In connection with the Public Offering, the Company agreed to pay $25,000 a month for office space, utilities and secretarial and administrative support to the Sponsor. Services commenced on the date the securities are first listed on The Nasdaq Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

Net Income or Loss per Common Share:

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding during the period plus, to the extent dilutive, the incremental number of common shares to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 18,999,705 Class A common shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

The Company has two classes of shares, which are referred to as Class A common shares and Class B common shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the respective period.

The following table reflects the net loss per share for the period from February 25, 2021 (inception) to December 31, 2021 after allocating income between the shares based on outstanding shares.

	Class A	Class B
Numerator:
Basic and diluted net income per common share:
Allocation of net loss – basic and diluted	$181,000	$232,000
Denominator:
Basic and diluted weighted average common shares:	3,556,000	4,579,000
Basic and diluted net loss per common share	$(0.05)	$(0.05)

Accounting for Warrants:

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding.

Management has concluded that the Public Warrants and Private Placement Warrants issued in connection with the Company’s Public Offering, pursuant to the warrant agreements, qualify for equity accounting treatment.

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $19,374,000 including Company costs of approximately $635,000 together with $10,720,000 of underwriters’ discount and approximately $8,019,000 in fair value over cost of Sponsor shares forfeited and purchased by Anchor investors in connection with their investment in the Company. Such costs have been allocated to the redeemable Class A common stock subject to redemption issued upon completion of the Public Offering. None of the Public Warrants or Private Placement Warrants are classified as liabilities so there is no charge to operations for costs related to their issuance.

Class A Common Stock Subject to Possible Redemption:

All of the 19,490,000 shares of Class A common stock sold as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the shares of Class A common stock are redeemable, all of the shares will be recorded as Class A common stock subject to redemption on the Company’s balance sheet.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2021, all of the 19,490,000 Public Shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of Public Offering	$194,900,000
Less: Offering costs	(32,347,000)
Plus: Accretion of carrying value to redemption value	34,296,000
Class A common shares subject to redemption	$196,849,000

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 24, 2022.

Name	Age	Position
Kevin Charlton	55	Chief Executive Officer
Samy Hammad	34	Chief Financial Officer
Thomas J. Sullivan	58	Director, Chairman of the Board of Directors
Charles Goldman	52	Director, Vice Chairman of the Board of Directors
Charlie Baynes-Reid	46	Chief Operating Officer
Kathleen Harris	59	Director
Brian Mathis	55	Director
Neil Glat	53	Director
Suzy Taherian	52	Director
Mark Cirilli	49	Director
Alicia Moy	43	Director

Kevin Charlton, CEO. Kevin Charlton is our Chief Executive Officer. Mr. Charlton has been the Co-Chairman of NewHold Enterprises since 2017 and has spent more than 20 years in private equity. Mr. Charlton has been a director of Evolv Technologies Holdings, Inc. (Nasdaq: EVLV), formerly known as NewHold Investment Corp., since NewHold Investment Corp. closed its business combination with Evolv Technologies, Inc. in July 2021. He was the Chief Executive Officer of NewHold Investment Corp. from January 2020 until it closed its business combination with Evolv Technologies, Inc. Prior to NewHold Enterprises, Mr. Charlton was the Co-Founder of River Hollow Partners from June 2013 through April 2017. From January 2014 through February 2015, Mr. Charlton was the President and Chief Operating Officer of Hennessy Capital Acquisition Corp., a $115 million NASDAQ-listed SPAC that merged with Blue Bird Corporation (NASDAQ: BLBD), the school bus manufacturer, in February 2015. From July 2015 through February 2017, he then served as President, Chief Operating Officer and Vice Chairman of the Board of Directors of Hennessy Capital Acquisition Corp. II, a $200 million NASDAQ-listed SPAC that merged with Daseke, Inc. (NASDAQ: DSKE), in February 2017. From July 2017 through October 2019, Mr. Charlton served as President, Chief Operating Officer and Vice Chairman of the Board of Directors of Hennessy Capital Acquisition Corp. III, a $275 million NYSE-listed SPAC that merged with NRC Group (NYSE: NRCG) in October 2018. Prior to NewHold, Mr. Charlton was with JPMorgan (NYSE: JPM), Investcorp, and Macquarie (ASX: MQG). Mr. Charlton has served on more than 25 Boards of Directors in all relevant roles, and in almost all cases as Chairman or Lead Director on behalf of the majority owner. Prior to his career in private equity, Mr. Charlton was with McKinsey and Company in New York and NASA Headquarters in Washington, DC. Mr. Charlton has been Chairman of American AllWaste LLC since May 2018, and currently also serves as a member of the Boards of Spirit Realty Capital (NYSE: SRC), a triple net commercial REIT that he took public in 2012, and Macro Energy LLC, a high efficiency lighting company. Mr. Charlton also currently serves as the Chairman of F&S Precision Holdings, Inc., a company that does precision tooling for plastic injection molding. Mr. Charlton has successfully sold companies to both strategic and financial investors, maximized value through the staged exit to separate buyers, and taken companies public, including companies in the manufacturing, distribution, business services, transportation, real estate, consumer products, and food and beverage sectors. He has a long history of working in partnership with management to develop and execute a strategic agenda. Mr. Charlton received his Bachelor’s degree in Aerospace Engineering cum laude from Princeton University in 1988, his Master of Science in Aerospace Engineering with Distinction from the University of Michigan in 1990, and his Master of Business Administration with Honors from the Kellogg School at Northwestern University in 1995.

Samy Hammad, CFO. Samy Hammad is our Chief Financial Officer. Mr. Hammad has over a decade of experience in investment banking and capital markets practices. Prior to joining NewHold Investment Corp. II, Mr. Hammad worked as a director in the investment banking division at Citigroup from 2014 to 2021, where he covered financial sponsors and SPACs, providing a full range of investment banking services including M&A advisory, acquisition finance, equity and debt offerings and private placements. While at Citigroup, Mr. Hammad worked on and completed over 45 transactions across the consumer, technology, healthcare, and industrials verticals, including raising more than $2 billion for SPAC sponsors. Prior to Citigroup, Mr. Hammad worked in the leverage finance group at CIT from 2011 to 2014, where he focused on middle market private equity backed companies in the transportation and aerospace & defense sectors. Mr. Hammad received a Bachelor of Business Administration degree with a focus on Finance from the George Washington University in 2009.

Charlie Baynes-Reid, COO. Charlie Baynes-Reid is our Chief Operating Officer. Mr. Baynes-Reid is a founding partner and Managing Director of NewHold Enterprises, having spent more than 20 years in private equity and principal investing, both as a legal advisor and as an investor. Mr. Baynes-Reid served as the Chief Operating Officer of NewHold Investment Corp. from January 2020 to July 2021. Mr. Baynes-Reid has extensive experience working with portfolio companies on acquisitions and divestures, consolidation strategies, debt financing and refinancing, capital markets and exit strategies through private sales, public mergers, and initial public offerings (or IPOs). He also has significant knowledge of core legal and regulatory considerations relating to both domestic as well as complex cross border transactions and his sector experience includes companies focusing on logistics, business services, real estate, diversified industrials, renewable energy, and financial services. Qualifying as a lawyer in the United Kingdom in 2001 with Simmons & Simmons law firm practicing in the Corporate Finance Group, he worked in London and Tokyo before moving to the Minter Ellison law firm in Sydney focusing on mergers and acquisitions. He joined Macquarie (ASX: MQG) in 2005, working primarily on acquisitions, based initially in Sydney. In 2007, he relocated to Macquarie’s New York office, where he focused on principal investments and capital markets transactions across multiple jurisdictions, before becoming one of the founding partners of River Hollow Partners in early 2014, where he continues to serve as a partner and General Counsel. Since 2017, Mr. Baynes-Reid has been a Founding Partner, Managing Director and General Counsel for NewHold Enterprises LLC. Mr. Baynes-Reid received his LLB Honors degree in Business Law from City University, London and is dual-qualified as an English lawyer and a member of the New York Bar. Mr. Baynes-Reid currently serves as the Chairman of Macro Energy LLC, the first NewHold Enterprises industrial technology platform, which he helped launch, is on the Board of NewHold AEC Corp. and Powerful Foods LLC, and is a Board observer for Luna Pharmaceuticals, Inc.

Thomas J. Sullivan, Chairman. Thomas Sullivan is the Chairman of the Board as of the date hereof. Mr. Sullivan has over 30 years of experience in finance and operations. Mr. Sullivan served as the Chairman of the Board of NewHold Investment Corp. from July 2020 to July 2021. Mr. Sullivan has served as a partner with Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds, since June 2016 where he is responsible for portfolio management of Standard General’s SG Special Situations Fund L.P. He has served on numerous boards for over 20 years and has broad leadership skills and extensive operational and financial restructuring experience as well as experience in the fields of private equity and capital markets. He is currently a member of the Board of Trustees of Spirit MTA REIT (NASDAQ: SMTA) and Investcorp Credit Management BDC, Inc. (NASDAQ: ICMB). He previously served as a director of Hennessy Acquisition Corp. II, a NASDAQ-listed SPAC, from July 2015 to February 2017. From 2009 to 2015, Mr. Sullivan was the Managing Partner of Smallwood Partners, LLC, a financial advisory services firm. From 1996 to 2008, Mr. Sullivan served as a Managing Director of Investcorp International, Inc., a global middle market private equity firm, where he was a member of the U.S. Investment Committee and a Senior Partner on the Post-Acquisition Team. Prior to his time at Investcorp, he served as Vice President and Treasurer of The Leslie Fay Companies. Previously, Mr. Sullivan was a Senior Manager in the Turnaround and Restructuring Group and a Senior and Staff Account of Arthur Anderson & Co. Mr. Sullivan holds a Bachelor’s degree from Villanova University. We believe that Mr. Sullivan is qualified to serve on our board of directors based on his public company experience and transaction expertise.

Charles Goldman, Vice Chairman. Charles Goldman has served as one of our directors since inception and is the Vice Chairman of the Board as of the date hereof. Mr. Goldman has been the Co-Founder and Co-Chairman of NewHold Enterprises since 2017, and has spent more than 20 years in private equity. He served as a member of the board of directors of NewHold Investment Corp. from January 2020 to July 2020, and as the Vice Chairman of the Board of NewHold Investment Corp. from July 2020 to July 2021. Prior to NewHold Enterprises, Mr. Goldman worked at Mill Road Capital from 2005 until 2017, where he was a founding partner, JPMorgan Partners, including Chase Capital Partners, and Chemical Venture Partners. Mr. Goldman is Chairman of the Board of NewHold AEC Corp. and serves on the boards of American AllWaste LLC and F&S Precision Holdings, Inc. Mr. Goldman’s private equity career includes extensive experience in deal sourcing, structuring, debt-financing, and portfolio company management. He has led transactions including buyouts of public and private companies, growth equity, structured investments and investments in public companies. In addition to his deal sourcing and structuring responsibilities, Mr. Goldman has extensive experience serving as a board member and working in partnership with management, and has worked with companies in industries including aerospace, automotive, business services, retail and telecommunications. In addition to his work at Mill Road and JPMorgan Partners, Mr. Goldman worked at Ascend Media where he was an Executive Vice President and at Dillon, Read & Co. where he was an investment banking analyst. Mr. Goldman received Bachelor of Arts and Bachelor of Sciences degrees from the College of Arts and Sciences and The Wharton School of the University of Pennsylvania, respectively. Mr. Goldman also received an MBA from the Harvard Business School. We believe that Mr. Goldman is qualified to serve on our board of directors based on his expertise in the financial services and industrial technology industries.

Neil Glat. Neil Glat is one of our independent directors and chairs the Nominating Committee as of the date hereof. Mr. Glat has been a director of Evolv Technologies Holdings, Inc. (Nasdaq: EVLV), formerly known as NewHold Investment Corp. since NewHold Investment Corp. closed its business combination with Evolv Technologies, Inc. in July 2021. He was a member of the board of directors of NewHold Investment Corp. from July 2020 until it closed its business combination with Evolv Technologies, Inc. From September 2019 through March 2020, Mr. Glat was a Senior Advisor to the New York Jets. He has also been a Managing Member of NG Strategies, LLC since September 2019. From April 2012 through August 2019, Mr. Glat served as the President of the New York Jets. Prior to that, Mr. Glat was a senior executive at the National Football League for 15 years, where he oversaw corporate development and strategy, in addition to having top-tier experience in management consulting at McKinsey & Company and investment banking at Dillon, Read & Co. Mr. Glat is currently on the Board of ASM Global, a privately-held company which is the world’s largest stadium, arena, convention center, theater, and venue management company and which was formed by the recent merger of SMG and AEG Facilities. In addition, Mr. Glat serves on many philanthropic boards. Mr. Glat has extensive operating and strategic experience in sports, entertainment, media, and hospitality. During his more than 25 years in combined tenures at the New York Jets, the National Football League, and professional service firms, Mr. Glat has consistently focused on, among other things, driving revenue growth, increasing consumer engagement, identifying new businesses, encouraging innovation, developing forward-looking strategies, and executing strategic transactions and deals. Mr. Glat earned a Bachelor of Sciences degree in Economics from The Wharton School at the University of Pennsylvania and a JD from Harvard Law School. We believe that Mr. Glat is qualified to serve on our board of directors based on his extensive operational, managerial, strategic, and financial experience.

Kathleen Harris. Kathleen Harris is one of our independent directors and chairs the Audit Committee as of the date hereof. Ms. Harris has more than 30 years of experience in investment management and fundamental research in public equity markets, as well as operational management of a private company. She served as one of the independent directors of NewHold Investment Corp. from July 2020 to July 2021. Ms. Harris has been the Chief Financial Officer of Dinges Fire Company, a Midwest fire equipment distributor, since February 2018. Prior to joining Dinges Fire Company, she was an investment analyst for hedge fund SDK Capital, specializing in long/short analysis of U.S. companies from August 2010 through February 2018. From 1995 to 2004, as a partner for Oechsle International Advisors, Ms. Harris was a portfolio manager and equity analyst for institutional clients invested in non-US and emerging markets. From 1990 to 1995, Ms. Harris was international portfolio manager and analyst for the State of Wisconsin Investment Board. Her research expertise spans company, industry, and market analysis including health care, telecommunications, consumer staples, consumer discretionary, and industrial groups across U.S., European, Asian, and emerging markets. Ms. Harris began her career as analyst and portfolio manager at The Northern Trust Company in Chicago. She successfully completed the Chartered Financial Analyst program in 1988 and earned her Bachelor of Sciences degree from the University of Illinois in 1984 and an MBA from the University of Chicago in 1987. We believe that Ms. Harris is qualified to serve on our board of directors based on her extensive financial, operational, and principal investing experience.

Brian Mathis. Brian P. Mathis is one of our independent directors and chairs the Compensation Committee as of the date hereof. He served as one of the independent directors of NewHold Investment Corp. from July 2020 to July 2021. Since December 2011, Mr. Mathis has been a founding partner of Pine Street Alternative Asset Management LP and brings significant alternative asset investment experience, including hedge fund, private equity, and venture capital experience. Previously, Mr. Mathis was a Co-Managing Partner of Provident Group Asset Management, LLC where he was a member of the investment committee and primarily responsible for portfolio construction and capital raising. Before joining PGAM, Mr. Mathis was a Managing Director at Advent Capital Management, responsible for business development and marketing of their multi-strategy, credit, and convertible hedge fund strategies. Prior to Advent, Mr. Mathis was a Director at Pacific Alternative Asset Management Company (PAAMCO), a fund of hedge funds with over $7.5 billion of assets under management. At PAAMCO, he was a member of the Investment Management Committee, evaluating directional hedge fund strategies, portfolio asset allocation and guiding strategic initiatives for the firm, including establishing PAAMCO’s London office. Prior to PAAMCO, Mr. Mathis was a Vice President at JPMorgan (NYSE: JPM) serving in various private equity groups focusing on investments in the hedge fund space, later-stage venture/growth capital, and mid-cap LBOs, as well as private equity placements. Mr. Mathis served on the Board of Directors/Advisors for PlusFunds (observer), Eastport Operating Partners LP, Edison Schools, LinksCorp, and Bell Sports. Mr. Mathis has been serving as a member of the board of directors of Vericast Corp. since September 2020. Mr. Mathis received a Bachelor of Business Administration degree from the University of Michigan Business School and a JD/MPA from Harvard Law School and the John F. Kennedy School of Government, Harvard University, respectively. We believe that Mr. Mathis is qualified to serve on our board of directors based on his extensive principal investing and capital markets experience.

Suzy Taherian. Suzy Taherian is one of our independent directors as of the date hereof. Ms. Taherian has over 25 years of experience acting as Chief Financial Officer, Chief Operating Officer, and acting Chief Financial Officer for global industrial companies. She served as one of the independent directors of NewHold Investment Corp. from July 2020 to July 2021. Most recently, she joined Xpansiv as their CFO and is currently a member of the board of directors of Wrightspeed Inc. effective June 1, 2021. Xpansiv is a global digital marketplace for data-driven, ESG-inclusive products. Ms. Taherian started her career as a consultant with Accenture, advising large companies on implementation of ERP systems to optimize operations. She later held various senior finance roles for 16 years at Exxon and Chevron. Since January 2020, Ms. Taherian has been an advisor to TKCapital, a private equity firm with investments in industrial companies. Additionally, Ms. Taherian has served as Chief Financial Officer of several industrial companies — from February 2017 through December 2019, at Kinetic Systems Inc., a global engineering and construction firm; from July 2016 through January 2017, at RePower, a national software company; from June 2015 through June 2016, at NobleIron, a publicly-traded construction equipment rental company (TSX:NIR); and from April 2013 through May 2015, at eCullet, a national manufacturer of glass. Over her career, she has worked on financings of over $4.5 billion and M&A transactions of over $2.5 billion. She previously served on numerous boards such as Glass to Glass, a joint venture with Owens Illinois which is the world’s largest glass manufacturer, and Chevron Federal Credit Union, which has over $1 billion in assets. She previously served on boards of various nonprofits (including a homeless shelter and a school) and is an active community leader and was appointed as the Contra Costa County Library Commissioner, advocating for literacy and education for 1 million residents of the county. Since 2019, she has been on the Steering Committee of CFO Leadership Council, a national organization of Chief Financial Officers. Additionally, Ms. Taherian has been an adjunct professor at UC Davis Graduate School of Management for last 9 years, teaching courses on International Finance and International Business. Ms. Taherian holds a Bachelor of Science degree in Mechanical Engineering from UC Davis and an MBA from the Kellogg School of Management, Northwestern University. We believe that Ms. Taherian is qualified to serve on our board of directors based on her 25 years of experience as a finance executive with industrial companies.

Mark J. Cirilli. Mark Cirilli is one of our independent directors as of the date hereof. Mr. Cirilli has been the managing director of MissionPoint Partners, LLC, an impact investment advisor and asset management firm he co-founded, since 2014. Additionally Mr. Cirilli has been a managing director of MissionPoint Capital Partners, LLC (“MissionPoint”), a private equity firm he co-founded that specializes in clean energy, since 2007. MissionPoint has been an impact investment advisor and asset manager that helps families and institutions reach their impact investment objectives. Mr. Cirilli led MissionPoint’s overall strategy and chaired the firm’s investment committee. At MissionPoint, Mr. Cirilli has led investments in and helped build a wide range of transformational, impact-driven businesses including Hannon Armstrong (NYSE ticker symbol “HASI”), Voltaix Inc. (sold to Air Liquide S.A. in 2013), SunEdison LLC (sold to MEMC Electronic Materials Inc. in 2009), ReCommunity Holdings II, Inc. (sold to Republic Services, Inc. in 2017), and AeroFarms Inc. Prior to forming MissionPoint, Mr. Cirilli served as the Chief Investment Officer of Marshall Street Management, a private family office of an impact investment pioneer, Jesse Fink. He was also with Coopers & Lybrand’s Financial Advisory Services Group where he provided due diligence and transactions services support for mergers and acquisitions by Fortune 500 Companies. In addition, Mr. Cirilli co-founded CapShift LLC in December 2018, a turnkey impact investment management platform aimed at enabling a $120b donor advised fund to access the impact investment market. He has been serving as a director at CapShift LLC since then. Mr. Cirilli serves on a number of private impact-driven company boards and a number of investment committees. Mr. Cirilli received a Bachelor of Arts degree in Accounting from Fordham University in 1994 and a Masters in Business Administration from Columbia University in 2002. We believe Mr. Cirilli’s extensive experience in investment management, corporate finance, accounting and business operations makes him qualified to serve as a member of our board of directors.

Alicia Moy. Alicia Moy is one of our independent directors as of the date hereof. Since May 2013, Ms. Moy has been the President and Chief Executive Officer of Hawaii Gas, which is Hawaii’s only government-franchised, full-service gas company. Ms. Moy’s expertise in utilities and energy has given her a unique and holistic perspective on the integrated nature of the current energy ecosystem and how it is transforming to meet renewable energy goals. In October 2019, Ms. Moy became President of MIC Hawaii Holdings, LLC, the parent company of Hawaii Gas and several other business entities that aim to improve the reliability, sustainability and economy of Hawaii’s energy. From 2001 to 2013, Ms. Moy served as the Senior Vice President at Macquarie Infrastructure and Real Assets (“MIRA”), where she oversaw corporate strategy, strategic planning, funding and management of several MIRA-managed utility companies. From 1999 to 2001, Ms. Moy worked for Morgan Stanley’s Investment Banking division, where she was involved in corporate finance and mergers and acquisitions for private equity clients. Ms. Moy has been serving as a member of Hawaii Gas’s board of directors since 2011. She is a member of the Hawaii Business Roundtable and the Military Affairs Council. She serves on the boards of Bank of Hawaii, the Chamber of Commerce of Hawaii, the Western Energy Institute, The Nature Conservancy of Hawaii and the Workforce Development Council. She also sits on the advisory board for Women in Renewable Energy. Ms. Moy received her bachelor’s degree in finance and marketing from the University of Miami in 1999 and a master’s degree in finance from INSEAD in 2009. We believe that Ms. Moy is qualified to serve on our board of directors based on her extensive operational, managerial, strategic, financial, and public company experience.

Special Advisor

Adam Deutsch. Adam Deutsch serves as a special advisor to the Company and focuses primarily on the Company’s operations. Mr. Deutsch has served as the Vice President of NewHold Enterprises since 2018. He served as the Chief Financial Officer of NewHold Investment Corp. from January 2020 to July 2021. Prior to joining NewHold, Mr. Deutsch served as Vice President and was a founding member of River Hollow Partners from September 2013 through December 2017. Prior to that, Mr. Deutsch spent five years at Laurus Capital, where he participated in over 30 transactions involving extensive restructuring of distressed businesses, including various take-private transactions and reverse mergers. He has guided numerous companies through the identification and implementation of strategic growth initiatives, with an emphasis on empowering managers as a means to driving value. Mr. Deutsch began his career in the UBS (SWX: UBSG) retail banking group. Mr. Deutsch earned a Bachelor of Arts degree from Vassar College, and an MBA with Honors from the Columbia Business School. He has served as Chief Financial Officer of Macro Energy LLC since 2014, and sits on the Boards of American AllWaste LLC and F&S Precision Holdings, Inc.

Number and Terms of Office of Officers and Directors

Our board of directors consists of 8 directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Neil Glat and Kathleen Harris, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Brian Mathis, Mark J. Cirilli, and Alicia Moy will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Charles Goldman, Thomas Sullivan and Suzy Taherian, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including, without limitation, a Chairman of the Board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Suzy Taherian, Thomas Sullivan, Neil Glat, Kathleen Harris, Brian Mathis, Mark J. Cirilli, and Alicia Moy are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on October 20, 2021, we agreed to pay an affiliate of our sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No other compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has established three standing committees: an audit committee, a compensation committee, and a nominating committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Effective as of October 20, 2021, we established an audit committee of the board of directors. Suzy Taherian, Brian Mathis and Kathleen Harris serve as members of our audit committee, and Kathleen Harris chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Suzy Taherian, Brian Mathis and Kathleen Harris meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Kathleen Harris qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Effective as of October 20, 2021, we established a compensation committee of the board of directors. Brian Mathis, and Neil Glat serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Brian Mathis, and Neil Glat are independent, and Brian Mathis chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $25,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

Effective as of October 20, 2021, we have established a nominating committee of the board of directors, which consists of Neil Glat, Kathleen Harris, and Suzy Taherian, each of whom is an independent director under Nasdaq’s listing standards. Neil Glat chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Some of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent such person is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor, officers and directors are permitted to participate in the formation of, or become an officer or director of, another special purpose acquisition company at any time. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Potential investors should be aware of the following other potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers, directors, special advisor and our other advisors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination, and the anchor investors have agreed to waive their redemption rights with respect to their founder shares in such situation. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months from the closing of our IPO (or 24 months from the closing of our IPO if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period), although they will be entitled to such liquidating distributions with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor or the anchor investors until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or the private warrants anchor investors (as applicable) or their permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.005 per share, the holders of our founder shares (including our officers and directors that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders experience substantial losses on their investment as a result of a decrease in the post-combination value of their public shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Permitted transferees of the founder shares would be subject to the same restrictions.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●

Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $100,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Kevin Charlton	NewHold Enterprises, Industrial Holding Company	Investment firm	Co-Chairman
	Spirit Realty Capital	Real estate investment trust (REIT)	Director
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	Director
	NewHold AEC Corp.	Architecture and engineering services	Director
	Macro Energy LLC	Provider of lighting solutions	Director
	Evolv Technologies Holdings, Inc.	Provider of AI touchless security screening systems	Director
Thomas J. Sullivan	Investcorp Credit Management BDC, Inc.	Credit manager	Director
	Spirit MTA REIT	Real estate investment trust	Director
Charles Goldman	NewHold Enterprises LLC	Investment firm	Co-Chairman
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	Director
	NewHold AEC Corp.	Architecture and engineering services	Chairman
	F&S Tool Inc.	Mold making services	Director
	R.G. Barry Corporation	Brand developer and marketer	Director
Charlie Baynes-Reid	NewHold Enterprises LLC	Investment firm	Managing Director and General Counsel
	River Hollow Partners, LLC	Investment firm	General Counsel
	Macro Energy LLC	Provider of lighting solutions	Director
	Powerful Foods LLC	Food and beverage company	Director
	NewHold AEC Corp.	Architecture and engineering services	Director
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	General Counsel
Kathleen Harris	Dinges Partners Group	Fire equipment company	Chief Financial Officer and Director
Brian Mathis	Pine Street Alternative Asset Management LP	Asset management firm	Partner
	Vericast Corp.	Marketing	Director
Neil Glat	NG Strategies, LLC	Strategic consulting firm	Managing Member
	ASM Global Parent, Inc.	Venue management	Director
	Evolv Technologies Holdings, Inc.	Provider of AI touchless security screening systems	Director
Mark Cirilli	MissionPoint Partners LLC	Registered Investment Advisor – Impact Investment Manager	Co-Founder, Managing Director
	CapShift LLC	Impact Investing Platform	Board of Directors Member
	Dream Holdings, Inc. (dba AeroFarms)	Indoor Vertical Farming	Board Observer
	OptiRTC Holdings LLC	Web-based Platform for Stormwater Management	Board of Directors Member
	Divert, Inc.	Delivers a technology-enabled service to food retailers to manage the end-to-end recycling of organic waste and other materials to reduce the volume of waste produced	Board of Directors Member
	Bigelow Tea	Manufacturer of Dried Teas	Investment Advisory Committee Member

Individual	Entity	Entity’s Business	Affiliation
	Titan Grove	Impact-driven Investment Manager	Advisor
	SAF Holdco LLC (dba Leif)	Social enterprise partnering with schools to expand access to education via Income Share Agreement programs	Director
Alicia Moy	The Gas Company LLC (dba Hawaii Gas)	Gas and Liquefied Propane Gas Distribution	President, Chief Executive Officer, and Director
	MIC Hawaii Holdings, LLC	Holding Company for Gas and Renewable Energy Businesses	President
	Bank of Hawaii	Financial Services	Director

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers, directors, special advisor and our other advisors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination. The anchor investors have also agreed to vote the founder shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

PRINCIPAL STOCKHOLDERS

Our sponsor, officers, directors, special advisor and an employee of an affiliate of our sponsor have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination. The anchor investors have also agreed to vote the founder shares held by them in favor of our initial business combination. The anchor investors have also agreed to waive their right to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of this offering (or 24 months from the closing of this offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination within such 18-month period), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. In addition, the anchor investors have agreed to waive their redemption rights with respect to their founder shares.

Restrictions on Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our sponsor, officers, directors, special advisor and our other advisors (or a subscription agreement in the case of each of the anchor investors). Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor; (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; or (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; or (h) in the case of an anchor investor, to such anchor investor’s affiliates, or any investment fund or other entity controlled or managed by such anchor investor, or to any investment manager or investment advisor of such anchor investor or an affiliate of any such investment manager or investment advisor, provided, however, that in the case of clauses (a) through (e), (g) or (h), these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our sponsor, officers, directors, special advisor or our other advisors, as the case may be, with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this Annual Report on Form 10-K).

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement entered into on the date of our IPO, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 24, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 24, 2022, we had 19,490,000 Class A and 4,872,500 shares of Class B common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 24, 2022.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Directors and Officers(1)(2)
Kevin Charlton(3)	2,297,374	10.54%
Charles Goldman(3)	2,297,374	10.54%
Charlie Baynes-Reid(3)	2,297,374	10.54%
Adam Deutsch	2,052,374	9.95%
Samy Hammad	67,500	*
Thomas J. Sullivan	50,000	*
Kathleen Harris	40,000	*
Brian Mathis	35,000	*
Neil Glat	35,000	*
Suzy Taherian	32,500	*
Alicia Moy	32,500	*
Mark Cirilli	32,500	*

All directors and executive officers as a group (11 individuals)	3,112,374	13.77%
Greater than 5% Holders
NewHold Industrial Technology Holdings LLC II(3)	2,052,374	9.53%
UBS O’Connor LLC(4)	1,732,500	7.11%
Magnetar Financial LLC(5)	1,732,500	8.89%
Polar Asset Management Partners Inc.(6)	1,732,500	8.89%
Radcliffe Capital Management, L.P.(7)	1,179,201	6.05%
Highbridge Capital Management, LLC(8)	1,732,296	8.89%
Kepos Capital LP(9)	1,732,500	8.90%
Sandia Investment Management L.P.(10)	1,732,500	8.90%
Periscope Capital Inc.(11)	1,061,000	5.44%
RiverNorth Capital Management, LLC (12)	1,732,500	8.89%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 12141 Wickchester Lane, Suite 325, Houston, TX 77079.
(2)	These shares represent the founder shares held by our directors and officers.

(3)	Based on a Schedule 13G filed on February 14, 2022. NewHold Industrial Technology Holdings LLC II, our sponsor, is controlled by NewHold Enterprises. Investment and voting decisions for NewHold Enterprises are made by Kevin Charlton, Charles Goldman, Charlie Baynes-Reid and Adam Deutsch. Shares beneficially owned by each of Kevin Charlton, Charles Goldman, Charlie Baynes-Reid and Adam Deutsch include the shares owned by our sponsor. Each of Kevin Charlton, Charles Goldman, Charlie Baynes-Reid and Adam Deutsch disclaims any pecuniary interest in such shares except to the extent of their beneficial interest in NewHold Enterprises. The address of the holder is 12141 Wickchester Lane, Suite 325, Houston, TX, 77079.
(4)	Based on a Schedule 13G filed on February 14, 2022. The address of the holder is One North Wacker Drive, 31st Floor, Chicago, Illinois 60606.
(5)	Based on a Schedule 13G filed on February 4, 2022. The address of the holder is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(6)	Based on a Schedule 13G filed on February 10, 2022. The address of the holder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)	Based on a Schedule 13G/A filed on February 14, 2022. The address of the holder is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.
(8)	Based on a Schedule 13G/A filed on February 9, 2022. The address of the holder is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(9)	Based on a Schedule 13G filed on February 4, 2022. The address of the holder is 11 Times Square, 35th Floor, New York, New York 10036.
(10)	Based on a Schedule 13G filed on February 4, 2022. The address of the holder is 201 Washington Street, Boston, MA 02108.
(11)	Based on a Schedule 13G filed on February 14, 2022. The address of the holder is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(12)	Based on a Schedule 13G filed on February 15, 2022. The address of the holder 325 N. LaSalle Street, Ste. 645, Chicago, Illinois 60654.

Our initial stockholders (including the anchor investors) beneficially own 20% of the issued and outstanding shares of our common stock (not including any units purchased in our IPO). Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2021, we issued an aggregate of 5,031,250 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.005 per share. Our sponsor subsequently forfeited 1,635,126 founder shares and the anchor investors purchased 1,635,126 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our IPO. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On October 25, 2021, simultaneously with the closing of the IPO, we consummated the private placement with our sponsor and the anchor investors of 8,657,705 private warrants at a price of $1.00 per private warrant, generating gross proceeds of $8,657,705. On October 29, 2021, we consummated the sale of an additional 597,000 private warrants in connection with the underwriters’ exercise of the over-allotment option, generating gross proceeds of $597,000. The Private Warrants are identical to the Warrants sold in the IPO, except that the Private Warrants and the shares of Class A common stock issuable upon exercise of such Private Warrants may not be transferred, assigned, or sold (except in limited circumstances) until the date that is 30 days after the date the Company completes its initial business combination.

As more fully discussed in the section of this Annual Report on Form 10-K entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on October 20, 2021, we agreed to pay an affiliate of our sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Unlike some anchor investor arrangements of other blank check companies, the anchor investors are not required to (and there can be no assurance that they will) (i) hold any units, Class A common stock or warrants they purchased in our IPO or thereafter for any amount of time, (ii) vote any public shares they own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem any public shares they hold at the time of our initial business combination.

In March 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our IPO pursuant to a promissory note. The note was non-interest bearing and unsecured. We repaid the outstanding balance under the note on the closing date of our IPO.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $100,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Related Party Policy

At the time of our IPO we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics which requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor of $25,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $100,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from February 25, 2021 (inception) through December 31, 2021, the firm of Withum Smith+Brown PC, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Withum Smith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum Smith+Brown, PC in connection with regulatory filings. The aggregate fees billed by Withum Smith+Brown, PC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC in the amount of $89,095 for the period from February 25, 2021 (inception) through December 31, 2021. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Withum Smith+Brown, PC for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from February 25, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Withum Smith+Brown, PC for tax planning and tax advice for the year ended December 31, 2021 and for the period from February 25, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Withum Smith+Brown, PC for other services for the year ended December 31, 2021 and for the period from February 25, 2021 (inception) through December 31, 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

3.3	Amended and Restated By Laws (incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.4	Warrant Agreement, dated October 20, 2021, between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

4.5	Description of Securities.

10.1	Letter Agreement, dated October 20, 2021, among the Registrant and its officers and directors and NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.2	Letter Agreement, dated October 20, 2021, by and among the Company and each of the anchor investors of the Company party thereto (incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.3	Promissory Note, dated March 15, 2021, issued to NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

10.4	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.5	Registration Rights Agreement, dated October 20, 2021, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.6	Subscription Agreement, dated February 25, 2021, between the Registrant and NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.6 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

10.7	Administrative Support Agreement, dated October 20, 2021, by and between the Company and NewHold Enterprises (Management) LLC (incorporated by reference to Exhibit 10.5 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.8

Indemnity Agreement, dated as of October 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.9	Private Placement Warrants Subscription Agreement, dated October 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.10	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of UBS O’Connor LLC and Magnetar Financial LLC (incorporated by reference to Exhibit 10.8 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.11	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of UBS O’Connor LLC, Magnetar Financial LLC, and Kepos Capital LP (incorporated by reference to Exhibit 10.9 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.12	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of certain anchor investors of the Company named therein (incorporated by reference to Exhibit 10.10 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWHOLD INVESTMENT CORP. II

Dated: March 24, 2022	By:	/s/ Kevin Charlton
	Name:	Kevin Charlton
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Charlton	Chief Executive Officer	March 24, 2022
Kevin Charlton	(Principal Executive Officer)

/s/ Samy Hammad	Chief Financial Officer	March 24, 2022
Samy Hammad	(Principal Accounting and Financial Officer)

/s/ Thomas J. Sullivan	Chairman and Director	March 24, 2022
Thomas J. Sullivan

/s/ Charles Goldman	Vice Chairman and Director	March 24, 2022
Charles Goldman

/s/ Kathleen Harris	Director	March 24, 2022
Kathleen Harris

/s/ Brian Mathis	Director	March 24, 2022
Brian Mathis

/s/ Neil Glat	Director	March 24, 2022
Neil Glat

/s/ Suzy Taherian	Director	March 24, 2022
Suzy Taherian

/s/ Alicia Moy	Director	March 24, 2022
Alicia Moy

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

3.3	Amended and Restated By Laws (incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.4	Warrant Agreement, dated October 20, 2021, between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

4.5	Description of Securities.

10.1	Letter Agreement, dated October 20, 2021, among the Registrant and its officers and directors and NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.2	Letter Agreement, dated October 20, 2021, by and among the Company and each of the anchor investors of the Company party thereto (incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.3	Promissory Note, dated March 15, 2021, issued to NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

10.4	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.5	Registration Rights Agreement, dated October 20, 2021, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.6	Subscription Agreement, dated February 25, 2021, between the Registrant and NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.6 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

10.7	Administrative Support Agreement, dated October 20, 2021, by and between the Company and NewHold Enterprises (Management) LLC (incorporated by reference to Exhibit 10.5 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.8

Indemnity Agreement, dated as of October 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.9	Private Placement Warrants Subscription Agreement, dated October 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.10	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of UBS O’Connor LLC and Magnetar Financial LLC (incorporated by reference to Exhibit 10.8 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.11	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of UBS O’Connor LLC, Magnetar Financial LLC, and Kepos Capital LP (incorporated by reference to Exhibit 10.9 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.12	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of certain anchor investors of the Company named therein (incorporated by reference to Exhibit 10.10 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

NEWHOLD INVESTMENT CORP. II

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

NewHold Investment Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of NewHold Investment Corp II (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 24, 2022

PCAOB ID 100

NEWHOLD INVESTMENT CORP. II
BALANCE SHEET

December 31, 2021
ASSETS
Current asset –
Cash	$1,972,000
Prepaid expenses	708,000
Total current assets	2,680,000
Non-current assets –
Cash and investments held in Trust	196,865,000
Total assets	$199,545,000

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities –
Accounts payable (includes approximately $82,000 of offering costs including approximately $12,000 payable to the Sponsor)	$108,000
Accrued liabilities and taxes	203,000
Total current liabilities	311,000
Other liabilities – Deferred underwriting compensation	6,822,000
Total liabilities	7,133,000
Commitments and contingencies	—
Class A common shares subject to possible redemption, $0.0001 par value; 19,490,000 shares issued and outstanding (at $10.10 per share redemption value)	196,849,000
Stockholder’s deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	—
Class A common stock, $0.0001 par value, 45,000,000 shares authorized, no shares issued or outstanding (excluding 19,490,000 common shares subject to possible redemption)	—
Class B common stock, $0.0001 par value, 6,000,000 shares authorized, 4,872,500 issued and outstanding	1,000
Additional paid-in-capital	—
Accumulated deficit	(4,438,000)
Total stockholder’s (deficit)	(4,437,000)
Total liabilities and stockholder’s (deficit)	$199,545,000

See accompanying notes to financial statements.

NEWHOLD INVESTMENT CORP. II
STATEMENT OF OPERATIONS

For the Period from February 25, 2021 (inception) to December 31, 2021

Revenues	$—
General and administrative expenses	429,000
Net loss from operations	$429,000
Interest income on Trust Account	16,000
Net loss attributable to common shares	$(413,000)

Weighted average Class A common shares outstanding - basic and diluted	4,249,548
Net loss per Class A common share – basic and diluted	(0.05)
Weighted average Class B common shares outstanding – basic and diluted	4,579,000
Net loss per Class B common share – basic and diluted	$(0.05)

See accompanying notes to financial statements.

NEWHOLD INVESTMENT CORP. II
STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Period from February 25, 2021 (inception) to December 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balances, February 25, 2021 (inception)	$—	$—	$—	$—	$—
Sale of Class B common stock to Sponsor at approximately $0.005 per share	5,031,250	1,000	24,000	—	25,000
Sale of 9,254,705 Private Placement Warrants at $1.00 per warrant	—	—	9,254,000	—	9,254,000
Fair value in excess of cost of 1,635,126 shares forfeited by Sponsor and purchased by Anchor investors	—	—	8,019,000	—	8,019,000
Forfeiture to the Company of 31,250 shares of Class B common shares upon underwriters’ partial exercise of their over-allotment option	(158,750)	—	—	—	—
Fair value of Public Warrants at Issuance			$12,974,000		$12,974,000
Accretion for Class A common shares subject to redemption value			(30,271,000)	(4,025,000)	(34,296,000)
Net loss attributable to common shares	—	—	—	(413,000)	(413,000)
Balances, December 31, 2021	4,872,500	$1,000	$-	$(4,438,000)	$4,437,000

See accompanying notes to financial statements.

NEWHOLD INVESTMENT CORP. II
STATEMENT OF CASH FLOWS

For the period from February 25, 2021 (inception) to December 31, 2021

Cash flows from operating activities:
Net loss	$(413,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income retained in the Trust Account	(16,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(708,000)
Increase in accounts payable (excluding offering costs of $82,000)	27,000
Increase in accrued liabilities and taxes	203,000
Net cash used in operating activities	(907,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(196,849,000)
Net cash used in investing activities	(196,849,000)

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from note payable to Sponsor	85,000
Proceeds from sale of Units to the public	194,900,000
Proceeds from sale of Private Placement Warrants	9,254,000
Payment of underwriting discounts	(3,898,000)
Payment of offering costs	(553,000)
Payment of note payable to Sponsor	(85,000)
Net cash provided by financing activities	199,728,000

Net increase in cash	1,972,000
Cash at beginning of period	—
Cash at end of period	$1,972,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$6,822,000
Offering costs included in accounts payable	$82,000
Fair value of founder shares issued over cost to Anchor Investors	$8,019,000

See accompanying notes to financial statements.

NEWHOLD INVESTMENT CORP. II
Notes to Financial Statements

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

At December 31, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) to December 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Trust Account:

The funds in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations and up to $250,000 per year for working capital purposes, if any, (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of the public shares to seek redemption in connection with the Company’s initial Business Combination or the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering, April 25, 2023, (or 24 months from the closing of the Public Offering if the Company has filed a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination within such 18-month period) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months from the closing of the Public Offering if the Company has filed a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination within such 18-month period), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released for working capital, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by the rules of The Nasdaq Global Market. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A and Class B common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.10 per public common share ($196,849,000 deposited in the Trust Account divided by 19,490,000 public shares including the underwriters partial exercise their over-allotment option).

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The financial statements of the Company are presented in U.S. dollars and has been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2021, management has determined that the Company’s current liquidity, including the closing of the Public Offering is sufficient to fund the working capital needs of the Company until more than one year from the date of issuance of these financial statements.

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

Net Income or Loss per Common Share:

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding during the period plus, to the extent dilutive, the incremental number of common shares to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 18,999,705 Class A common shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

The Company has two classes of shares, which are referred to as Class A common shares and Class B common shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the respective period.

The following table reflects the net loss per share for the period from February 25, 2021 (inception) to December 31, 2021 after allocating income between the shares based on outstanding shares.

	Class A	Class B
Numerator:
Basic and diluted net income per common share:
Allocation of net loss – basic and diluted	$181,000	$232,000
Denominator:
Basic and diluted weighted average common shares:	3,556,000	4,579,000
Basic and diluted net loss per common share	$(0.05)	$(0.05)

Accounting for Warrants:

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding.

Management has concluded that the Public Warrants and Private Placement Warrants issued in connection with the Company’s Public Offering, pursuant to the warrant agreements, qualify for equity accounting treatment.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2021 which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $19,374,000 including Company costs of approximately $635,000 together with $10,720,000 of underwriters’ discount and approximately $8,019,000 in fair value over cost of Sponsor shares forfeited and purchased by anchor investors in connection with their investment in the Company. Such costs have been allocated to the redeemable Class A common stock subject to redemption issued upon completion of the Public Offering. None of the Public Warrants or Private Placement Warrants are classified as liabilities and so there is no charge to operations for costs related to their issuance.

Class A Common Stock Subject to Possible Redemption:

All of the 19,490,000 shares of Class A common stock sold as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the shares of Class A common stock are redeemable, all of the shares will be recorded as Class A common stock subject to redemption on the Company’s balance sheet.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2021, all of the 19,490,000 Public Shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of Public Offering	$194,900,000
Less: Offering costs	(32,347,000)
Plus: Accretion of carrying value to redemption value	34,296,000
Class A common shares subject to redemption	$196,849,000

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the period from February 25, 2021 (inception) to December 31, 2021 the Company recorded income tax expense of $-0- because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate for the period from February 25, 2021 (inception) to December 31, 2021 was -0-% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At December 31, 2021, the Company has a deferred tax asset of approximately $60,000 primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after December 31, 2021, the balance sheet date, up to the date that the financial statements were available to be issued. Based upon this review, the Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed.

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

The Company granted the underwriters a 45-day option to purchase up to 2,625,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions and on October 29, 2021, the underwriter exercised its option and purchased 1,990,000 units. The Warrants that were issued in connection with 1,990,000 over-allotment units are identical to the public Warrants and have no net cash settlement provisions.

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

The excess of the fair value of the Founder Shares purchased by the anchor investors of approximately $8,019,000 has been determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost has been allocated to the Public Shares and Public Warrants (being accounted for as equity instruments) and was charged to the carrying value of the Class A Common Stock upon the completion of the Public Offering.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In February 2021, the Sponsor purchased 5,031,250 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.005 per share (up to 656,250 of which were subject to forfeiture by the Sponsor to the extent the underwriters’ over-allotment option is not exercised in full by the underwriters’). The Founder Shares are identical to the Class A common stock included in the Units being sold in the Public Offering. The forfeiture would be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholders will own 20.0% of the Company’s issued and outstanding shares of common stock after the Public Offering. In connection with the Public Offering 158,750 Founder Shares were forfeited in December in connection with the underwriters’ partial exercise of their over-allotment option. See also Notes 3 and 5.

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

The Company’s sponsor forfeited 1,635,126 Founder Shares and the anchor investors purchased 1,635,126 Founder Shares in connection with the Public Offering and the anchor investors investment.

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

Registration Rights

The Company’s initial stockholders and the holders of the Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement entered into on the date of the prospectus for the Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Public registration rights agreement.

Related Party Loans

On March 5, 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable promptly after the earlier of the date on which the Company consummates the Public Offering and the date on which the Company determines not to conduct the Public Offering. As of October 25, 2021, the Sponsor had loaned $85,000 to the Company under the Note, On October 25, 2021, the Note was repaid in full upon the consummation of the Public Offering and no amounts were outstanding or available to be borrowed at December 31, 2021.

At December 31, 2021, the Company owes approximately $12,000 to the Sponsor for costs incurred in connection with the Public Offering.

If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any loans to the Company to finance the transaction costs of an intended initial business combination, up to $100,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2021 no such loans had been made to the Company.

Administrative Support Agreement

In connection with the Public Offering, the Company agreed to pay $25,000 a month for office space, utilities and secretarial and administrative support to the Sponsor. Services commenced on the date the securities are first listed on The Nasdaq Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. For the period since the commencement of services through December 31, 2021, the Company incurred approximately $56,000 under this agreement, all of which had been paid, and no amounts were payable, at December 31, 2021.

NOTE 5 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the Private Placement, a total of $196,849,000 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At December 31, 2021, the proceeds of the Trust Account were invested primarily in U.S. government Treasury bills maturing on January 27, 2022 and yielding interest of less than 0.1% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2021 balance statement and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2021 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at December 31, 2021	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash (less than $1,000)	-	-	-
U.S. government treasury bills	$196,865,000	$3,000	$196,868,000

Upon maturity on January 27, 2022, the Company reinvested the proceeds in a U.S. government treasury bill maturing on April 28, 2022.

NOTE 6 — STOCKHOLDER’S DEFICIT

Common Stock

According to an amendment to the Company’s certificate of incorporation that was filed with the Secretary of State of the State of Delaware on March 1, 2021, the Company is authorized to issue 51,000,000 shares of common stock, including 45,000,000 shares of Class A common stock, par value, $0.0001 and 6,000,000 shares of Class B common stock par value $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At December 31, 2021 there were 4,872,500 shares of Class B common stock issued and outstanding, and no shares of Class A common stock issued or outstanding.

The Class B common shares are identical to the Class A common stock included in the Units being sold in the Public Offering except that the Class B common shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail in Note 4.

Public Warrants

As of December 31, 2021, there were 9,745,000 Public Warrants and 9,254,705 Private Placement Warrants outstanding (an aggregate of warrants to purchase 18,999,705 Class A common shares).

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

Private Placement Warrants

See Note 4 – Related Party Transactions.

Preferred Stock

According to an amendment to the Company’s certificate of incorporation that was filed with the Secretary of State of the State of Delaware on March 1, 2021, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 there were no shares of preferred stock issued or outstanding.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Risks and uncertainties — Hostilities in Ukraine — In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.