Form 10-Q
period 2022-03-31
NewHold Investment Corp. II
filed 2022-05-16
CIK 1852931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 19,490,000 shares of the Company’s class A common stock, and 4,872,500 of its class B common stock issued and outstanding.

NEWHOLD INVESTMENT CORP. II

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three months ended March 31, 2022 (unaudited) and for the period from February 25, 2021 (inception) to March 31, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 (unaudited) and for the period from February 25, 2021 (inception) to March 31, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the period for the three months ended March 31, 2022 (unaudited) and for the period from February 25, 2021 (inception) to March 31, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHOLD INVESTMENT CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets – cash
Cash	$1,455,000	$1,972,000
Prepaid expenses	660,000	708,000
subtotal current assets	2,115,000	2,680.0000
Cash and investments held in Trust	196,889,000	196,865,000
Total assets	$199,004,000	$199,545,000

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities –
Accounts payable	$133,000	$108,000
Accrued liabilities and taxes	98,000	203,000
Total current liabilities	231,000	311,000
Other liabilities – Deferred underwriting compensation	6,822,000	6,822,000
Total liabilities	7,053,000	7,133,000
Commitments and contingencies	—	—
Class A common shares subject to possible redemption, $0.0001 par value; 19,490,000 shares issues and outstanding (at $10.10 per share redemption value)	196,849,000	196,849,000
Stockholder’s deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 45,000,000 shares authorized, no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value, 6,000,000 shares authorized, 4,872,500 issued and outstanding	1,000	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(4,899,000)	(4,438,000)
Total stockholder’s (deficit)	(4,898,000)	(4,437,000)
Total liabilities and stockholder’s (deficit)	$199,004,000	$199,545,000

See accompanying notes to unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP. II
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For three months ended March 31, 2022	For the Period from February 25, 2021 (inception) to March 31, 2021

General and administrative expenses	$529,000	$2,000
Net loss from operations	(529,000)	(2,000)
Interest income on Trust Account	68,000	-
Net loss attributable to common shares	$(461,000)	$(2,000)

Weighted average Class A common shares outstanding – basic and diluted	19,490,000	-
Net income per Class A common share basic and diluted	$(0.02)	$(0.00)
Weighted average Class B common shares outstanding – basic and diluted	4,872,500	4,35,000
Net income per Class A common share basic and diluted(1)	$(0.02)	$(0.00)

(1)

In 2021, excludes an aggregate of 656,250 shares of Class B common stock held by the Sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

See accompanying notes to unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Three Months ended March 31, 2022 and
For the Period from February 25, 2021 (inception) to March 31, 2021

(unaudited)

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	4,872,500	$1,000	$—	$(4,438,000)	$(4,437,000)
Net loss attributable to common shares	—	—	—	(461,000)	(461,000)
Balances, March 31, 2022 (unaudited)	4,872,500	$1,000	$—	$(4,899,000)	$(4,898,000)

	Class B Common Stock(1)		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balances, February 25, 2021 (inception)	$—	$—	$—	$—	$—
Sale of Class B common stock to Sponsor at approximately $0.005 per share	5,031,250	$1,000	$24,000	$—	$25,000
Net loss attributable to common shares	—	—	—	(2,000)	(2,000)
Balances, March 31, 2021 (unaudited)	5,031,250	$1,000	$24,000	$(2,000)	$23,000

(1)	Includes an aggregate of 656,250 shares of Class B common stock held by the Sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.

See accompanying notes to unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP. II
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2022	For the Period from February 25, 2021 (inception) to March 31, 2021
Cash flows from operating activities:
Net loss	$(461,000)	$(2,000)
Interest income retained in the Trust account	(68,000)	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	48,000	—
Increase in accounts payable	25,000	—
Increase in accrued liabilities	(105,000)	2,000
Net cash used in operating activities	(419,000)	—
Cash flows from financing activities:
Withdrawal of interest from Trust Account	44,000	—
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	44,000	25,000
(Decrease) increase in cash	(375,000)	25,000
Cash at beginning of period	1,972,000	—
Cash at end of period	$1,455,000	$25,000

Supplemental disclosure of noncash activities:
Deferred offering costs included in accounts payable and accrued liabilities	$70,000	$1,000

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

At March 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) to March 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is NewHold Industrial Technology Holdings LLC II, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $194,900,000 Public Offering (Note 3) and a $9,254,705 private placement (Note 4), including the partial exercise of the underwriters’ over-allotment option. Upon the closing of the Public Offering and the private placement, $196,849,000 was placed in a trust account (the “Trust Account”).

The Trust Account:

The funds in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements as of March 31, 2022 and for the period from February 25, 2021 (inception) to March 31, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management of the Company, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022 or any future periods.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2022, management has determined that the Company’s current liquidity is sufficient to fund the working capital needs of the Company until one year from the date of issuance of these financial statements. However, if the Company cannot complete a Business Combination prior to April 25, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to January 14, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 18,999,705 Class A common shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

The Company has two classes of shares, which are referred to as Class A common shares and Class B common shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the respective period.

The following table reflects the net loss per share for the three months ended March 31, 2022 after allocating income between the shares based on outstanding shares. This presentation assumes a business combination as the most likely outcome.

	Class A	Class B
Numerator:
Basic and diluted net income per common share:
Allocation of net loss – basic and diluted	$(369,000)	$(92,000)
Denominator:
Basic and diluted weighted average common shares:	19,490,000	4,872,500
Basic and diluted net loss per common share	$(0.02)	$(0.02)

The Company did not have two classes of stock outstanding during the three months ended March 31, 2021 and therefore net loss of approximately $2,000 was allocated 100% to Class B shareholders, net of shares that were subject to forfeiture, leading to net loss per share in that period of $0.00.

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

Management has concluded that the Public Warrants and Private Warrants issued in connection with the Public Offering in October 2021, pursuant to the warrant agreement, qualify for equity accounting treatment.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2022 or December 31, 2021.

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

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2022 or December 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Class A Common Stock Subject to Possible Redemption:

All of the 19,490,000 shares of Class A common stock sold as part of of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the shares of Class A common stock are redeemable, all of the shares will be recorded as Class A common stock subject to redemption on the Company’s condensed balance sheet.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2022 and December 31, 2021, all of the 19,490,000 Public Shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and the period from February 25, 2021 (inception) to March 31, 2021 the Company recorded income tax expense of approximately $0 and $0, respectively, because, in 2022, the cost of deductible franchise taxes approximated the interest income earned on the Trust Account so there was no income for tax purposes, and in 2021 there was no interest income. The Company’s effective tax rate for three months ended March 31, 2022 and the period from February 25, 2021 (inception) to March 31, 2021 was approximately 0% and 0%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs and warrant fair value adjustments which may not be deductible or taxable. At March 31, 2022, the Company had deferred tax assets of approximately $180,000 primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after March 31, 2022 up to the date that the unaudited interim condensed financial statements were available to be issued. Based upon this review, the Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed.

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

The Company granted the underwriters a 45-day option to purchase up to 2,625,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions and on October 29, 2021 the underwriter exercised its option and purchased 1,990,000 units. The Warrants that were issued in connection with 1,990,000 over-allotment units are identical to the public Warrants and have no net cash settlement provisions.

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

Registration Rights

The Company’s initial stockholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement signed in connection with the Public Offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Public registration rights agreement.

Related Party Loans

On March 5, 2021, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note is non-interest bearing and payable promptly after the earlier of the date on which the Company consummates the Public Offering and the date on which the Company determines not to conduct the Public Offering. As of the date of the Public Offering, the Sponsor had loaned $85,000 to the Company under the Note and on October 25, 2021, the Note was repaid in full upon the consummation of the Public Offering and there is no further availability to borrow under the Note.

If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any loans to the Company to finance the transaction costs of an intended initial business combination, up to $100,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no such loans had been made to the Company.

Administrative Support Agreement

On October 25, 2021, the Company agreed to pay $25,000 a month for office space, utilities and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on The Nasdaq Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company paid and charged to operations $75,000 for the three months ended March 31, 2022 for these services and there were no amounts unpaid at that date.

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

At March 31, 2022 and December 31, 2021, the proceeds of the Trust Account were invested primarily in U.S. government Treasury bills maturing in April 2022. Upon maturity, such U.S. government treasury bills were invested in U.S. government treasury bills maturing in July 2022. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying condensed balance sheets at March 31, 2022 and December 31, 2021 adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2022 and December 31, 2021 consisted of U.S. government treasury bills or money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at March 31, 2022	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
U.S. government treasury bills	$196,889,000	$7,000	$196,896,000

Description	Carrying value at December 31, 2021	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
U.S. government treasury bills	$196,865,000	$3,000	$196,868,000

Upon maturity on January 27, 2022, the Company reinvested the proceeds in a U.S. government treasury bill maturing on April 28, 2022. And on maturity at April 28, 2022, the Company reinvested the proceeds in a U.S. government treasury bill maturing on July 28, 2022.

NOTE 6 — STOCKHOLDER’S DEFICIT

Common Stock

According to an amendment to the Company’s certificate of incorporation that was filed with the Secretary of State of the State of Delaware on March 1, 2021, the Company is authorized to issue 51,000,000 shares of common stock, including 45,000,000 shares of Class A common stock, par value, $0.0001 and 6,000,000 shares of Class B common stock par value $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At both March 31, 2022 and December 31, 2021, there were 4,872,500 shares of Class B common stock issued and outstanding and no shares of Class A common stock issued or outstanding.

The Class B common shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Class B common shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail in Note 4.

Warrants

As of March 31, 2022 and December 31, 2021, there were 9,745,000 Public Warrants and 9,254,705 Private Placement Warrants outstanding (an aggregate of warrants to purchase 18,999,705 Class A common shares).

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

See also Note 4 – Related Party Transactions for further information on the Private Placement warrants.

Preferred Stock

According to an amendment to the Company’s certificate of incorporation that was filed with the Secretary of State of the State of Delaware on March 1, 2021, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

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

As indicated in the accompanying financial statements, at March 31, 2022, we had approximately $1,455,000 in cash, current liabilities of approximately $231,000 and a loss from operations of approximately $529,000. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from February 25, 2021 (inception) to March 31, 2022 were organizational activities, those necessary to prepare for the Public Offering and, after the Public Offering, efforts to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 25, 2021 (inception) through March 31, 2021, we had a net loss of approximately $2,000, which resulted entirely from formation costs.

For the three months ended March 31, 2022 we had a loss from operations of approximately $529,000 consisting primarily of our costs associated with maintain our status as a public reporting company as well as approximately $185,000 of consulting and travel costs associated with our search for a business combination partner, approximately $75,000 in administrative charges from our Sponsor and approximately $50,000 in franchise taxes. The Company had non-operating income from investments in the Trust Account of approximately $73,000

After Public Offering, we are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

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

For the period from February 25, 2021 (inception) through March 31, 2021, there was no net cash used in operating activities, investing activities or financing activities and approximately $25,000 generated from financing activities.

In the three months ended March 31, 2022, the Company used approximately $419,000 of cash in operations and raised approximately $44,000 from withdrawals of interest income from the Trust Account to pay taxes.

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

Subsequent to our Public Offering and prior to the completion of our Initial Business Combination, we currently have available to us approximately $1,455,000 of proceeds held outside the Trust Account for working capital at March 31, 2022. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2022, management has determined that the Company’s current liquidity is sufficient to fund the working capital needs of the Company until one year from the date of issuance of these financial statements. However, if the Company cannot complete a Business Combination prior to April 25, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty to complete a Business Combination prior to January 14, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

In March 2021, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the Public Offering pursuant to a promissory note. Prior to the Public Offering we had borrowed approximately $85,000 under the promissory note. The note was non-interest bearing, unsecured and payable promptly after the earlier of the date on which the Company consummates an initial public offering or the date on which the Company determines not to conduct an initial public offering of its securities. On October 25, 2021, the Company repaid the outstanding balance under the promissory note and the Note is no longer available to the Company.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates and policies:

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

The following table reflects the net loss per share for the three months ended March 31, 2022 after allocating income between the shares based on outstanding shares.

	Class A	Class B
Numerator:
Basic and diluted net income per common share:
Allocation of net loss – basic and diluted	$(369,000)	$(92,000)
Denominator:
Basic and diluted weighted average common shares:	19,490,000	4,872,000
Basic and diluted net loss per common share	$(0.02)	$(0.02)

The Company did not have two classes of stock outstanding during the three months ended March 31, 2021 and therefore net loss of approximately $2,000 was allocated 100% to Class B shareholders, net of shares that were subject to forfeiture, leading to net loss per share in that period of $0.00.

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

Management has concluded that the Public Warrants and Private Warrants issued in connection with the Public Offering in October 2021, pursuant to the warrant agreement, qualify for equity accounting treatment.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2022 or December 31, 2021.

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

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2022 or December 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Class A Common Stock Subject to Possible Redemption:

All of the 19,490,000 shares of Class A common stock sold as part of of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the shares of Class A common stock are redeemable, all of the shares will be recorded as Class A common stock subject to redemption on the Company’s condensed balance sheets.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and the period from February 25, 2021 (inception) to March 31, 2021 the Company recorded income tax expense of approximately $0 and $0, respectively, because, in 2022, the cost of deductible franchise taxes approximated the interest income earned on the Trust Account so there was no income for tax purposes, and in 2021 there was no interest income. The Company’s effective tax rate for three months ended March 31, 2022 and the period from February 25, 2021 (inception) to March 31, 2021 was approximately 0% and 0%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs and warrant fair value adjustments which may not be deductible or taxable. At March 31, 2022 the Company had deferred tax assets of approximately $180,000 primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report as of December 31, 2021 and for the period then ended filed with the SEC on March 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may significantly increase the costs and time related thereto.

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

NEWHOLD INVESTMENT CORP. II

Dated: May 16, 2022	/s/ Kevin Charlton
	Name:	Kevin Charlton
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2022	/s/ Samy Hammad
	Name:	Samy Hammad
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)