Form 10-Q
period 2022-06-30
NewHold Investment Corp. II
filed 2022-08-12
CIK 1852931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 19,490,000 shares of the Company’s class A common stock, and 4,872,500 of its class B common stock issued and outstanding.

NEWHOLD INVESTMENT CORP. II

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three months ended June 30, 2022 and 2021(unaudited), for the six months ended June 30, 2022 and for the period from February 25, 2021 (inception) to June 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the three months ended June 30, 2022 and 2021 (unaudited), for the six months ended June 30, 2022 and for the period from February 25, 2021 (inception) to June 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the period for the six months ended June 30, 2022 (unaudited) and for the period from February 25, 2021 (inception) to June 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWHOLD INVESTMENT CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash	$1,162,000	$1,972,000
Prepaid expenses	530,000	708,000
Total current assets	1,692,000	2,680,000
Cash and investments held in Trust	197,193,000	196,865,000
Total assets	$198,885,000	$199,545,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities –
Accounts payable	$103,000	$108,000
Accrued liabilities and taxes	84,000	203,000
Total current liabilities	187,000	311,000
Other liabilities – Deferred underwriting compensation	6,822,000	6,822,000
Total liabilities	7,009,000	7,133,000
Commitments and contingencies	—	—
Class A common shares subject to possible redemption, $0.0001 par value; 19,490,000 shares issues and outstanding (at $10.10 per share redemption value)	196,849,000	196,849,000
Stockholder’s deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 45,000,000 shares authorized, no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value, 6,000,000 shares authorized, 4,872,500 issued and outstanding	1,000	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(4,974,000)	(4,438,000)
Total stockholders’ deficit	(4,973,000)	(4,437,000)
Total liabilities and stockholders’ deficit	$198,885,000	$199,545,000

See accompanying notes to unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP. II
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the Period from February 25, 2021 (inception) to June 30, 2021

General and administrative expenses	$349,000	$-	$878,000	$2,000
Net loss from operations	(349,000)	-	(878,000)	(2,000)
Interest income on Trust Account	304,000	-	372,000	-
Loss before income tax	(45,000)		(506,000)
Income tax provision	30,000	-	30,000	-
Net loss attributable to common shares	$(75,000)	$-	$(536,000)	$(2,000)

Weighted average Class A common shares outstanding – basic and diluted	19,490,000	$-	19,490,000	-
Net loss per Class A common share basic and diluted	$(0.00)	$0.00	$(0.02)	$(0.00)
Weighted average Class B common shares outstanding – basic and diluted(1)	4,872,500	4,375,000	4,872,500	4,375,000
Net loss per Class A common share basic and diluted(1)	$(0.00)	$(0.00)	$(0.02)	$(0.00)

(1)	In 2021, excludes an aggregate of 656,250 shares of Class B common stock held by the Sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

See accompanying notes to unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

For the three months ended June 30, 2022:

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2022	4,872,500	$1,000	$—	$(4,899,000)	$(4,898,000)
Net loss attributable to common shares	—	—	—	(75,000)	(75,000)
Balances, June 30, 2022	4,872,500	$1,000	$—	$(4,974,000)	$(4,973,000)

For the six months ended June 30, 2022:

	Class B Common Stock(1)		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	$4,872,500	$1,000	$—	$(4,438,000)	$(4,437,000)
Net loss attributable to common shares	—	—	—	(536,000)	(536,000)
Balances, June 30, 2022	4,872,500	$1,000	$—	$(4,974,000)	$(4,973,000)

For the three months ended June 30, 2021:

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2021	5,031,250	$1,000	$24,000	$(2,000)	$23,000
Net loss attributable to common shares	—	—	—	-	-
Balances, June 30, 2021	5,031,250	$1,000	$24,000	$(2,000)	$23,000

For the period from February 25, 2021 (inception) to June 30, 2021:

	Class B Common Stock(1)		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, February 25, 2021 (inception)	$—	$—	$—	$—	$—
Sale of Class B common stock to Sponsor at approximately $0.005 per share	5,031,250	$1,000	$24,000	$—	$25,000
Net loss attributable to common shares	—	—	—	(2,000)	(2,000)
Balances, June 30, 2021	5,031,250	$1,000	$24,000	$(2,000)	$23,000

(1)	Includes an aggregate of 656,250 shares of Class B common stock held by the Sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.

See accompanying notes to unaudited condensed financial statements.

NEWHOLD INVESTMENT CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2022	For the Period from February 25, 2021 (inception) to June 30, 2021
Cash flows from operating activities:
Net loss	$(536,000)	$(2,000)
Interest income retained in the Trust account	(372,000)	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses	178,000	—
Decrease in accounts payable	(5,000)	—
Decrease in accrued liabilities	(119,000)	2,000
Net cash used in operating activities	(854,000)	—
Cash flows from financing activities:
Withdrawal of interest from Trust Account	44,000	—
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	44,000	25,000
(Decrease) increase in cash	(810,000)	25,000
Cash at beginning of period	1,972,000	—
Cash at end of period	$1,162,000	$25,000

Supplemental disclosure of noncash activities:
Deferred offering costs included in accounts payable and accrued liabilities	$70,000	$1,000

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

At June 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) to June 30, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released for working capital, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by the rules of The Nasdaq Global Market. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A and Class B common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.10 per public common share ($196,849,000 held in the Trust Account divided by 19,490,000 public shares including the underwriters’ partial exercise of their over-allotment option).

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements as of June 30, 2022 and for the period from February 25, 2021 (inception) to June 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management of the Company, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022 or any future periods.

Liquidity and Going Concern:

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2022, management has determined that the Company’s current liquidity is sufficient to fund the working capital needs of the Company until one year from the date of issuance of these financial statements. However, if the Company cannot complete a Business Combination prior to April 25, 2023 (or October 25, 2023 if certain conditions are met), it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to April 25, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table reflects the net loss per share for the three and six months ended June 30, 2022 after allocating income between the shares based on outstanding shares. This presentation assumes a business combination as the most likely outcome.

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$(60,000)	$(15,000)	$(429,000)	$(107,000)
Denominator:
Weighted average shares outstanding	19,490,000	4,872,500	19,490,000	4,872,500
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

The Company did not have two classes of stock outstanding during the periods ended June 30, 2021 and therefore net loss of approximately $-0- and $2,000, respectively, in the three months ended June 30, 2021 and the period from February 25, 2021 (inception) to June 30 2021 was allocated 100% to Class B shareholders, net of shares that were subject to forfeiture, leading to net loss per share in that period of $0.00 and $0.00 respectively. The weighted average number of class B common shares outstanding for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) to June 30, 2021 was 4,375,000 in both periods.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2022 or December 31, 2021.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2022 or December 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2022 and December 31, 2021, all of the 19,490,000 Public Shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2022 the Company recorded income tax expense of approximately $30,000 and $30,000, respectively, representing the tax on interest income after deducting franchise taxes. For the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) to June 30, 2021 there was no taxable interest income and therefore no income tax. The Company’s effective tax rate for three and six months ended June 30, 2022 was negative due to start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible. For the three months ended June 30, 2021 and the period from February 25, 2021 (inception) to June 30, 2021 the Company’s effective tax rate was zero in both periods because there was no taxable interest income and therefore no tax provision. At June 30, 2022, the Company had deferred tax assets of approximately $180,000 primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective in the fiscal year beginning after December 15, 2023, which in our case would be January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement may have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after June 30, 2022 up to the date that the unaudited interim condensed financial statements were available to be issued. Based upon this review, the Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed.

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

The excess of the fair value of the Founder Shares purchased by the anchor investors of approximately $8,019,000 has been determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the Public Shares and Public Warrants (being accounted for as equity instruments) and was charged to the carrying value of the Class A Common Stock upon the completion of the Public Offering.

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

If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any loans to the Company to finance the transaction costs of an intended initial business combination, up to $100,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no such loans had been made to the Company.

Administrative Support Agreement

On October 25, 2021, the Company agreed to pay $25,000 a month for office space, utilities and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on The Nasdaq Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company paid and charged to operations $75,000 and $150,000, respectively, for the three and six months ended June 30, 2022 for these services and there were no amounts unpaid at that date.

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

At December 31, 2021, the proceeds of the Trust Account were invested primarily in U.S. government Treasury bills maturing in April 2022. Upon maturity, such U.S. government treasury bills were invested in U.S. government treasury bills maturing in July 2022. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying condensed balance sheets at June 30, 2022 and December 31, 2021 adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2022 and December 31, 2021 consisted of U.S. government treasury bills or money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at June 30, 2022	Gross Unrealized Holding Gains (Losses)	Quoted Price Prices in Active Markets (Level 1)
Assets:
U.S. government treasury bills	$197,193,000	$(19,000)	$197,174,000

Description	Carrying value at December 31, 2021	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
U.S. government treasury bills	$196,865,000	$3,000	$196,868,000

Upon maturity on January 27, 2022, the Company reinvested the proceeds in a U.S. government treasury bill maturing on April 28, 2022. And on maturity at April 28, 2022, the Company reinvested the proceeds in a U.S. government treasury bill maturing on July 28, 2022.

In March 2022, the Company withdrew $44,000 from the Trust Account to pay taxes. Subsequent to June 30, 2022, in July 2022, the Company withdrew approximately $56,000 from the Trust Account to pay taxes.

NOTE 6 — STOCKHOLDERS’ DEFICIT

Common Stock

According to an amendment to the Company’s certificate of incorporation that was filed with the Secretary of State of the State of Delaware on March 1, 2021, the Company is authorized to issue 51,000,000 shares of common stock, including 45,000,000 shares of Class A common stock, par value, $0.0001 and 6,000,000 shares of Class B common stock par value $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At both June 30, 2022 and December 31, 2021, there were 4,872,500 shares of Class B common stock issued and outstanding and no shares of Class A common stock issued or outstanding.

The Class B common shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Class B common shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail in Note 4.

Warrants

As of June 30, 2022 and December 31, 2021, there were 9,745,000 Public Warrants and 9,254,705 Private Placement Warrants outstanding (an aggregate of warrants to purchase 18,999,705 Class A common shares).

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

See also Note 4 – Related Party Transactions for further information on the Private Placement warrants.

Preferred Stock

According to an amendment to the Company’s certificate of incorporation that was filed with the Secretary of State of the State of Delaware on March 1, 2021, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

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

As indicated in the accompanying financial statements, at June 30, 2022, we had approximately $1,162,000 in cash, current liabilities of approximately $187,000 and a loss from operations for the six months ended June 30, 2022 of approximately $878,000. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from February 25, 2021 (inception) to June 30, 2022 were organizational activities, those necessary to prepare for the Public Offering and, after the Public Offering, efforts to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and investments held after the Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021, we had a net loss of approximately $-0- and $2,000, respectively, which resulted entirely from formation costs.

For the three and six months ended June 30, 2022 we had a loss from operations of approximately $349,000 and $878,000, respectively, consisting primarily of our costs associated with maintaining our status as a public reporting company as well as approximately $96,000 and $281,000 of consulting and travel costs associated with our search for a business combination partner, approximately $75,000 and $150,000, respectively, in administrative charges from our Sponsor and approximately $20,000 and $70,000, respectively, in franchise taxes. For the three and six months ended June 30, 2022, the Company had non-operating income from investments in the Trust Account of approximately $304,000 and $372,000, respectively.

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

For the period from February 25, 2021 (inception) through June 30, 2021, there was no net cash used in operating or investing activities and approximately $25,000 generated from financing activities.

In the six months ended June 30, 2022, the Company used approximately $854,000 of cash in operations and raised approximately $44,000 from withdrawals of interest income from the Trust Account to pay taxes.

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

Subsequent to our Public Offering and prior to the completion of our Initial Business Combination, we currently have available to us approximately $1,162,000 of proceeds held outside the Trust Account for working capital at June 30, 2022. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2022, management has determined that the Company’s current liquidity is sufficient to fund the working capital needs of the Company until one year from the date of issuance of these financial statements. However, if the Company cannot complete a Business Combination prior to April 25, 2023 (or October 25, 2023 if certain conditions are met), it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty to complete a Business Combination prior to January 14, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table reflects the net loss per share for the three months ended June 30, 2022 after allocating income between the shares based on outstanding shares.

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$(60,000)	$(15,000)	$(429,000)	$(107,000)
Denominator:
Weighted average shares outstanding	19,490,000	4,872,500	19,490,000	4,872,500
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$(0.02)	$(0.02)

The Company did not have two classes of stock outstanding during the periods ended June 30, 2021 and therefore net loss of approximately $-0- and $2,000, respectively, in the three months ended June 30, 2022 and the period from February 25, 2021 (inception) to June 30 2021 was allocated 100% to Class B shareholders, net of shares that were subject to forfeiture, leading to net loss per share in that period of $0.00 and $0.00 respectively. The weighted average number of class B common shares outstanding for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) to June 30, 2021 was 4,375,000 in both periods.

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2022 or December 31, 2021.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2022 or December 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2022 the Company recorded income tax expense of approximately $30,000 and $30,000, respectively, representing the tax on interest income after deducting franchise taxes. For the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) to June 30, 2021 there was no taxable interest income and therefore no income tax. The Company’s effective tax rate for three and six months ended June 30, 2022 was negative due to start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible. For the three months ended June 30, 2021 and the period from February 25, 2021 (inception) to June 30, 2021 the Company’s effective tax rate was zero in both periods because there was no taxable interest income and therefore no tax provision. At June 30, 2022, the Company had deferred tax assets of approximately $180,000 primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEWHOLD INVESTMENT CORP. II

Dated: August 11, 2022	/s/ Kevin Charlton
	Name:	Kevin Charlton
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2022	/s/ Samy Hammad
	Name:	Samy Hammad
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)