Form 10-K
period 2022-12-31
NewHold Investment Corp. II
filed 2023-03-28
CIK 1852931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to______________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant was $192,366,300.

As of March 28, 2023, there were 19,490,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 4,872,500 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEWHOLD INVESTMENT CORP. II

Annual Report on Form 10-K for the Period Ended December 31, 2022

i

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

Our officers and directors indirectly own founder shares and/or private placement warrants. Because of this ownership, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.005 per share, the holders of our founder shares (including our officers and directors that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders experience substantial losses on their investment as a result of a decrease in the post-combination value of their public shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. For additional information regarding our executive officers’ and directors’ business affiliations and potential conflicts of interest, see “Management - Officers and Directors” and “Management - Conflicts of Interest.”

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

Effecting Our Initial Business Combination

We are not presently engaged in, and have not engaged in, any operations since our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

As more fully discussed in the section of this annual report on Form 10-K entitled “Management - Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,160,205 of proceeds held outside the trust account upon closing of our initial public offering, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe or for working capital purposes (provided that the funds released for working capital purposes may not exceed $250,000 annually). However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Because we do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and up to $250,000 per year for working capital purposes, if any, and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Employees

We currently have 3 officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Holders of Record

As of December 31, 2022, there were 19,490,000 of our shares of Class A common stock issued and outstanding held by 1 stockholder of record and 4,872,500 shares of Class B common stock held by 49 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

For a description of the use of the proceeds generated in our initial public offering and from the sale of the Private Warrants, see below Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

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

As indicated in the accompanying financial statements, at December 31, 2022, we had approximately $986,000 in cash, current liabilities of approximately $144,000 and a loss from operations for the ended December 31, 2022 of approximately $1,719,000. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from February 25, 2021 (inception) to December 31, 2022 were organizational activities, those necessary to prepare for the Public Offering and, after the Public Offering, efforts to identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and investments held after the Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021 and for the period from February 25, 2021 (inception) through December 31, 2021, we had a net income (loss) of approximately $392,000 and ($413,000), respectively.

For the year ended December 31, 2022 we had a loss from operations of approximately $1,719,000 consisting of approximately $619,000 for those legal, audit, reporting, insurance, listing and other costs associated with our being a public company as well as approximately $572,000 of consulting and travel costs associated with our search for a business combination partner, approximately $300,000 in administrative charges from our Sponsor and approximately $175,000 in franchise taxes. For the year ended December 31, 2022, the Company had non-operating income from investments in the Trust Account of approximately $2,586,000.

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

After Public Offering, we are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Our costs are likely to further increase when/if we locate a Business Combination target.

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

For the period from February 25, 2021 (inception) through December 31, 2021, largely subsequent to the Public Offering, we used approximately $907,000 in operating activities, generated approximately $199,728,000 of cash from financing activities and used approximately $196,849,000 in investing activities.

In the year ended December 31, 2022, the Company used approximately $1,967,000 of cash in operations and raised approximately $981,000 from withdrawals of interest income from the Trust Account to pay taxes. Our withdrawals from the Trust Account exceeded our interest income available to us resulting in our Class A common shares subject to redemption exceeding our balance in the Trust Account by approximately $72,000. This condition occurs largely due to the payment of estimated taxes in excess of actual required payments. This condition will self-correct in January 2023.

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

Subsequent to our Public Offering and prior to the completion of our Initial Business Combination, we currently have available to us approximately $986,000 of proceeds held outside the Trust Account for working capital at December 31, 2022. We plan to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

Mandatory Liquidation, Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2022, the Company has approximately $986,000 in cash and approximately $1,258,000 in working capital and management has determined that the Company’s current liquidity is sufficient to fund the working capital needs of the Company until one year from the date of issuance of these financial statements. However, if the Company cannot complete a Business Combination prior to April 25, 2023 (or October 25, 2023 if certain conditions are met), it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to April 25, 2023 or seek an extension approval from its shareholders. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On October 25, 2021, the Company agreed to pay $25,000 a month for office space, utilities and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on The Nasdaq Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company paid and charged to operations $300,000 and $75,000, respectively, for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) to December 31, 2021, for these services and there were no amounts unpaid at those dates.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Management does not believe that the Company has any critical accounting estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

None

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 28, 2023.

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

Suzy Taherian. Suzy Taherian is one of our independent directors as of the date hereof. Ms. Taherian has over 25 years of experience acting as Chief Financial Officer, Chief Operating Officer, and acting Chief Financial Officer for global industrial companies. She served as one of the independent directors of NewHold Investment Corp. from July 2020 to July 2021. Most recently, she joined Xpansiv as their CFO and is currently a member of the board of directors of Wrightspeed Inc. effective June 1, 2021. Xpansiv is a global digital marketplace for data-driven, ESG-inclusive products. Ms. Taherian started her career as a consultant with Accenture, advising large companies on implementation of ERP systems to optimize operations. She later held various senior finance roles for 16 years at Exxon and Chevron. Since January 2020, Ms. Taherian has been an advisor to TKCapital, a private equity firm with investments in industrial companies. Additionally, Ms. Taherian has served as Chief Financial Officer of several industrial companies - from February 2017 through December 2019, at Kinetic Systems Inc., a global engineering and construction firm; from July 2016 through January 2017, at RePower, a national software company; from June 2015 through June 2016, at NobleIron, a publicly-traded construction equipment rental company (TSX:NIR); and from April 2013 through May 2015, at eCullet, a national manufacturer of glass. Over her career, she has worked on financings of over $4.5 billion and M&A transactions of over $2.5 billion. She previously served on numerous boards such as Glass to Glass, a joint venture with Owens Illinois which is the world’s largest glass manufacturer, and Chevron Federal Credit Union, which has over $1 billion in assets. She previously served on boards of various nonprofits (including a homeless shelter and a school) and is an active community leader and was appointed as the Contra Costa County Library Commissioner, advocating for literacy and education for 1 million residents of the county. Since 2019, she has been on the Steering Committee of CFO Leadership Council, a national organization of Chief Financial Officers. Additionally, Ms. Taherian has been an adjunct professor at UC Davis Graduate School of Management for last 9 years, teaching courses on International Finance and International Business. Ms. Taherian holds a Bachelor of Science degree in Mechanical Engineering from UC Davis and an MBA from the Kellogg School of Management, Northwestern University. We believe that Ms. Taherian is qualified to serve on our board of directors based on her 25 years of experience as a finance executive with industrial companies.

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

Nominating Committee

Effective as of October 20, 2021, we established a nominating committee of the board of directors, which consists of Neil Glat, Kathleen Harris, and Suzy Taherian, each of whom is an independent director under Nasdaq’s listing standards. Neil Glat chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Kevin Charlton	NewHold Enterprises, Industrial Holding Company	Investment firm	Co-Chairman
	Spirit Realty Capital	Real estate investment trust (REIT)	Director
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	Director
	NewHold AEC Corp.	Architecture and engineering services	Director
	Macro Energy LLC	Provider of lighting solutions	Director
	Evolv Technologies Holdings, Inc.	Provider of AI touchless security screening systems	Director
Thomas J. Sullivan	Investcorp Credit Management BDC, Inc.	Credit manager	Director
	Spirit MTA REIT	Real estate investment trust	Director
Charles Goldman	NewHold Enterprises LLC	Investment firm	Co-Chairman
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	Director
	NewHold AEC Corp.	Architecture and engineering services	Chairman
	F&S Tool Inc.	Mold making services	Director
	R.G. Barry Corporation	Brand developer and marketer	Director
Charlie Baynes-Reid	NewHold Enterprises LLC	Investment firm	Managing Director and General Counsel
	River Hollow Partners, LLC	Investment firm	General Counsel
	Macro Energy LLC	Provider of lighting solutions	Director
	Powerful Foods LLC	Food and beverage company	Director
	NewHold AEC Corp.	Architecture and engineering services	Director
	American AllWaste LLC	Growth platform focused on non-hazardous liquid waste industry	General Counsel
Kathleen Harris	Dinges Partners Group	Fire equipment company	Chief Financial Officer and Director
Brian Mathis	Pine Street Alternative Asset Management LP	Asset management firm	Partner
	Vericast Corp.	Marketing	Director
Neil Glat	NG Strategies, LLC	Strategic consulting firm	Managing Member
	ASM Global Parent, Inc.	Venue management	Director
	Evolv Technologies Holdings, Inc.	Provider of AI touchless security screening systems	Director
Mark Cirilli	MissionPoint Partners LLC	Registered Investment Advisor - Impact Investment Manager	Co-Founder, Managing Director
	CapShift LLC	Impact Investing Platform	Board of Directors Member
	Dream Holdings, Inc. (dba AeroFarms)	Indoor Vertical Farming	Board Observer
	OptiRTC Holdings LLC	Web-based Platform for Stormwater Management	Board of Directors Member
	Divert, Inc.	Delivers a technology-enabled service to food retailers to manage the end-to-end recycling of organic waste and other materials to reduce the volume of waste produced	Board of Directors Member
	Bigelow Tea	Manufacturer of Dried Teas	Investment Advisory Committee Member

Individual	Entity	Entity’s Business	Affiliation
	Titan Grove	Impact-driven Investment Manager	Advisor
	SAF Holdco LLC (dba Leif)	Social enterprise partnering with schools to expand access to education via Income Share Agreement programs	Director
Alicia Moy	The Gas Company LLC (dba Hawaii Gas)	Gas and Liquefied Propane Gas Distribution	President, Chief Executive Officer, and Director
	MIC Hawaii Holdings, LLC	Holding Company for Gas and Renewable Energy Businesses	President
	Bank of Hawaii	Financial Services	Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 28, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 28, 2023, we had 19,490,000 Class A and 4,872,500 shares of Class B common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 28, 2023.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Directors and Officers(1)(2)
Kevin Charlton(3)	2,297,374	10.54%
Charles Goldman(3)	2,297,374	10.54%
Charlie Baynes-Reid(3)	2,297,374	10.54%
Adam Deutsch	2,052,374	9.95%
Samy Hammad	67,500	*
Thomas J. Sullivan	50,000	*
Kathleen Harris	40,000	*
Brian Mathis	35,000	*
Neil Glat	35,000	*
Suzy Taherian	32,500	*
Alicia Moy	32,500	*
Mark Cirilli	32,500	*

All directors and executive officers as a group (11 individuals)	3,112,374	13.77%
Greater than 5% Holders
NewHold Industrial Technology Holdings LLC II(3)	2,052,374	9.53%
UBS O’Connor LLC(4)	1,732,500	8.89%
Magnetar Financial LLC(5)	1,548,574	7.95%
Polar Asset Management Partners Inc.(6)	1,732,081	8.89%
Sandia Investment Management L.P.(7)	1,732,500	8.90%
RiverNorth Capital Management, LLC (8)	1,732,500	8.89%
Radcliffe Capital Management, L.P. (9)	1,000,000	5.13%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 12141 Wickchester Lane, Suite 325, Houston, TX 77079.

(2)	These shares represent the founder shares held by our directors and officers.

(3)	Based on a Schedule 13G filed on February 14, 2022. NewHold Industrial Technology Holdings LLC II, our sponsor, is controlled by NewHold Enterprises. Investment and voting decisions for NewHold Enterprises are made by Kevin Charlton, Charles Goldman, Charlie Baynes-Reid and Adam Deutsch. Shares beneficially owned by each of Kevin Charlton, Charles Goldman, Charlie Baynes-Reid and Adam Deutsch include the shares owned by our sponsor. Each of Kevin Charlton, Charles Goldman, Charlie Baynes-Reid and Adam Deutsch disclaims any pecuniary interest in such shares except to the extent of their beneficial interest in NewHold Enterprises. The address of the holder is 12141 Wickchester Lane, Suite 325, Houston, TX, 77079.

(4)	Based on a Schedule 13G/A filed on February 13, 2023. The address of the holder is One North Wacker Drive, 31st Floor, Chicago, Illinois 60606.

(5)	Based on a Schedule 13G/A filed on February 2, 2023. The address of the holder is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)	Based on a Schedule 13G/A filed on February 10, 2023. The address of the holder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)	Based on a Schedule 13G filed on February 4, 2022. The address of the holder is 201 Washington Street, Boston, MA 02108.
(8)	Based on a Schedule 13G filed on February 14, 2023. The address of the holder 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.
(9)	Based on a Schedule 13G/A filed on February 16, 2023. The address of the holder 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

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

We entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

As more fully discussed in the section of this Annual Report on Form 10-K entitled “Management - Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

On December 24, 2022, the Sponsor entered into an Excise Tax Backstop Agreement (the “Backstop Agreement”) pursuant to which the backstop party (the “Backstop Party”) committed to fund up to $1.0 million of any excise tax liability (the “Backstop Commitment”) in the event that the Company liquidates without completing a business combination and is subject to the 1% excise tax on stock repurchases under Section 4501 of the Internal Revenue Code, as enacted by the Inflation Reduction Act of 2022. In accordance with the terms of the Backstop Agreement, at the closing of the Company’s initial business combination, the Sponsor shall transfer to the Backstop Party an aggregate of 500,000 shares of the Company’s Class B common stock held by the Sponsor as consideration for the Backstop Commitment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the year ended December 31, 2022, the firm of Withum Smith+Brown PC, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Withum Smith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum Smith+Brown, PC in connection with regulatory filings. The aggregate fees billed by Withum Smith+Brown, PC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC in the amount of $77,185 and $89,095 for the year ended December 31, 2022 and for the year ended December 31, 2021, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We paid Withum Smith+Brown, PC $7,800 and $0 for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the year ended December 31, 2021, respectively.

Tax Fees. We did not pay Withum Smith+Brown, PC for tax planning and tax advice for the year ended December 31, 2022 and for the year ended December 31, 2021.

All Other Fees. We did not pay Withum Smith+Brown, PC for other services for the year ended December 31, 2022 and for the year ended December 31, 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

3.3	Amended and Restated By Laws (incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.4	Warrant Agreement, dated October 20, 2021, between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 filed with the Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Registrant on March 24, 2022).

10.1	Letter Agreement, dated October 20, 2021, among the Registrant and its officers and directors and NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.2	Letter Agreement, dated October 20, 2021, by and among the Company and each of the anchor investors of the Company party thereto (incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.3	Promissory Note, dated March 15, 2021, issued to NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

10.4	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.5	Registration Rights Agreement, dated October 20, 2021, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.6	Subscription Agreement, dated February 25, 2021, between the Registrant and NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.6 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

10.7	Administrative Support Agreement, dated October 20, 2021, by and between the Company and NewHold Enterprises (Management) LLC (incorporated by reference to Exhibit 10.5 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.8	Indemnity Agreement, dated as of October 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.9	Private Placement Warrants Subscription Agreement, dated October 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.10	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of UBS O’Connor LLC and Magnetar Financial LLC (incorporated by reference to Exhibit 10.8 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.11	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of UBS O’Connor LLC, Magnetar Financial LLC, and Kepos Capital LP (incorporated by reference to Exhibit 10.9 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.12	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of certain anchor investors of the Company named therein (incorporated by reference to Exhibit 10.10 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWHOLD INVESTMENT CORP. II

Dated: March 28, 2023	By:	/s/ Kevin Charlton
	Name:	Kevin Charlton
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Charlton	Chief Executive Officer	March 28, 2023
Kevin Charlton	(Principal Executive Officer)

/s/ Samy Hammad	Chief Financial Officer	March 28, 2023
Samy Hammad	(Principal Accounting and Financial Officer)

/s/ Thomas J. Sullivan	Chairman and Director	March 28, 2023
Thomas J. Sullivan

/s/ Charles Goldman	Vice Chairman and Director	March 28, 2023
Charles Goldman

/s/ Kathleen Harris	Director	March 28, 2023
Kathleen Harris

/s/ Brian Mathis	Director	March 28, 2023
Brian Mathis

/s/ Neil Glat	Director	March 28, 2023
Neil Glat

/s/ Suzy Taherian	Director	March 28, 2023
Suzy Taherian

/s/ Alicia Moy	Director	March 28, 2023
Alicia Moy

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

3.3	Amended and Restated By Laws (incorporated by reference to Exhibit 3.2 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

4.4	Warrant Agreement, dated October 20, 2021, between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 filed with the Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Registrant on March 24, 2022).

10.1	Letter Agreement, dated October 20, 2021, among the Registrant and its officers and directors and NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.2	Letter Agreement, dated October 20, 2021, by and among the Company and each of the anchor investors of the Company party thereto (incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.3	Promissory Note, dated March 15, 2021, issued to NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.3 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

10.4	Investment Management Trust Agreement, dated October 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.5	Registration Rights Agreement, dated October 20, 2021, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.4 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.6	Subscription Agreement, dated February 25, 2021, between the Registrant and NewHold Industrial Technology Holdings LLC II (incorporated by reference to Exhibit 10.6 filed with the Form S-1/A filed by the Registrant on October 4, 2021).

10.7	Administrative Support Agreement, dated October 20, 2021, by and between the Company and NewHold Enterprises (Management) LLC (incorporated by reference to Exhibit 10.5 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.8	Indemnity Agreement, dated as of October 20, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.9	Private Placement Warrants Subscription Agreement, dated October 20, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.10	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of UBS O’Connor LLC and Magnetar Financial LLC (incorporated by reference to Exhibit 10.8 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.11	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of UBS O’Connor LLC, Magnetar Financial LLC, and Kepos Capital LP (incorporated by reference to Exhibit 10.9 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

10.12	Subscription Agreement, dated as of October 20, 2021, by and among the Company, the Sponsor and each of certain anchor investors of the Company named therein (incorporated by reference to Exhibit 10.10 filed with the Current Report on Form 8-K filed by the Registrant on October 26, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

NEWHOLD INVESTMENT CORP. II

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2022 and 2021	F-3

Statements of Operations for the year ended December 31, 2022 and for period from February 25, 2021 (inception) to December 31, 2021	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) to December 31, 2021	F-5

Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) to December 31, 2021	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

NewHold Investment Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NewHold Investment Corp II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 25, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 28, 2023

PCAOB ID Number 100

NEWHOLD INVESTMENT CORP. II
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$986,000	$1,972,000
Taxes receivable	102,000	-
Prepaid expenses	314,000	708,000
Total current assets	1,402,000	2,680,000
Cash and investments held in Trust	198,368,000	196,865,000
Total assets	$199,770,000	$199,545,000

LIABILITIES, class A common stock subject to possible redemption AND STOCKHOLDERS’ DEFICIT
Current liabilities –
Accounts payable	$41,000	$108,000
Accrued liabilities and taxes	103,000	203,000
Total current liabilities	144,000	311,000
Other liabilities – Deferred underwriting compensation	6,822,000	6,822,000
Total liabilities	6,966,000	7,133,000
Commitments and contingencies	—	—
Class A common shares subject to possible redemption, $0.0001 par value; 19,490,000 shares issues and outstanding (at $10.18 and $10.10 per share redemption value at December 31, 2022 and 2021, respectively)	198,440,000	196,849,000
Stockholder’s deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value, 45,000,000 shares authorized, no non redeemable shares issued and outstanding	—	—
Class B common stock, $0.0001 par value, 6,000,000 shares authorized, 4,872,500 issued and outstanding	1,000	1,000
Additional paid-in-capital	—	—
Accumulated deficit	(5,637,000)	(4,438,000)
Total stockholders’ deficit	(5,636,000)	(4,437,000)
Total liabilities, class A common stock subject to possible redemption and stockholders’ deficit	$199,770,000	$199,545,000

See accompanying notes to financial statements.

NEWHOLD INVESTMENT CORP. II
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the Period from February 25, 2021 (inception) to December 31, 2021

General and administrative expenses	$1,719,000	$429,000
Net loss from operations	(1,719,000)	(429,000)
Interest income on Trust Account	2,586,000	16,000
Income (loss) before income tax	867,000	(413,000)
Income tax provision	(475,000)	-
Net income (loss)	$392,000	$(413,000)

Weighted average Class A common shares outstanding – basic and diluted	19,490,000	4,250,000
Net income (loss) per Class A common share basic and diluted	$0.02	$(0.05)
Weighted average Class B common shares outstanding – basic and diluted	4,872,500	4,579,000
Net income (loss) per Class A common share basic and diluted	$0.02	$(0.05)

See accompanying notes to financial statements.

NEWHOLD INVESTMENT CORP. II
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2022:

	Class B Common Stock(1)		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	$4,872,500	$1,000	$—	$(4,438,000)	$(4,437,000)
Accretion in value of Class A common shares subject to possible redemption	—	—	—	(1,591,000)	(1,591,000)
Net income	—	—	—	392,000	392,000
Balances, December 31, 2022	4,872,500	$1,000	$—	$(5,637,000)	$(5,636,000)

For the period from February 25, 2021 (inception) to December 31, 2021:

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balances, February 25, 2021 (inception)	$—	$—	$—	$—	$—
Sale of Class B common stock to Sponsor at approximately $0.005 per share	5,031,250	1,000	24,000	—	25,000
Sale of 9,254,705 Private Placement Warrants at $1.00 per warrant	—	—	9,254,000	—	9,254,000
Fair value in excess of cost of 1,635,126 shares forfeited by Sponsor and purchased by Anchor investors	—	—	8,019,000	—	8,019,000
Forfeiture to the Company of 31,250 shares of Class B common shares upon underwriters’ partial exercise of their over-allotment option	(158,750)	—	—	—	—
Fair value of Public Warrants at Issuance			$12,974,000		$12,974,000
Accretion for Class A common shares subject to possible redemption value			(30,271,000)	(4,025,000)	(34,296,000)
Net loss attributable to common shares	—	—	—	(413,000)	(413,000)
Balances, December 31, 2021	4,872,500	$1,000	$—	$(4,438,000)	$(4,437,000)

See accompanying notes to financial statements.

NEWHOLD INVESTMENT CORP. II

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the Period from February 25, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net income (loss)	$392,000	$(413,000)
Interest income on Trust account	(2,586,000)	(16,000)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	394,000	(708,000)
(Increase) in taxes receivable	(102,000)	—
Decrease (increase) in accounts payable	(67,000)	27,000
Increase (decrease) in accrued liabilities and taxes	(100,000)	203,000
Net cash used in operating activities	(2,069,000)	(907,000)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(196,849,000)
Withdrawal of interest from Trust Account	1,083,000	—
Net cash provided by (used in) investing activities	1,083,000	(196,849,000)
Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Proceeds from Note Payable to Sponsor	—	85,000
Proceeds from sale of Units to the Public	—	194,900,000
Proceeds from sale of Private Placement Warrants	—	9,254,000
Payment of underwriting discounts	—	(3,898,000)
Payment of offering costs	—	(553,000)
Payment of note payable to Sponsor	—	(85,000)
Net cash provided by financing activities	—	199,728,000
(Decrease) increase in cash	(986,000)	1,972,000
Cash at beginning of period	1,972,000	—
Cash at end of period	$986,000	$1,972,000

Supplemental disclosure of noncash activities:
Deferred underwriters’ compensation	$—	$6,822,000
Deferred offering costs included in accounts payable and accrued liabilities	$—	$82,000
Fair value of founder shares issued over cost to Anchor Investors	$—	$8,019,000
Supplemental information:
Cash paid for taxes	$833,000	$—

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

At December 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) to December 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Public Offering.

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

The Trust Account:

The funds in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations or in cash. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released for working capital, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by the rules of The Nasdaq Global Market. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A and Class B common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity since the completion of the Public Offering, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.10 per public common share ($196,849,000 held in the Trust Account divided by 19,490,000 public shares including the underwriters’ partial exercise of their over-allotment option).

The Company will have 18 months from the closing date of the Public Offering, until April 25, 2023 (or 24 months from the closing of the Public Offering if the Company has filed a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination within such 18-month period). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes paid and payable and amounts released for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 18 months from the closing of the Public Offering, until April 25, 2023 (or 24 months from the closing of the Public Offering if the Company has filed a proxy statement, registration statement or similar filing for an initial business combination but has not completed the initial business combination within such 18-month period).

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

Mandatory Liquidation, Liquidity and Going Concern:

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2022, the Company has approximately $986,000 in cash and approximately $1,258,000 in working capital and management has determined that the Company’s current liquidity is sufficient to fund the working capital needs of the Company until one year from the date of issuance of these financial statements. However, if the Company cannot complete a Business Combination prior to April 25, 2023 (or October 25, 2023 if certain conditions are met), it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to April 25, 2023 or seek an extension approval from its shareholders. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has two classes of shares, which are referred to as Class A common shares and Class B common shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the respective period. This assumes a business combination as the most likely outcome. The changes in redemption value that are accreted to Class A common stock subject to redemption (see below) is representative of fair value and therefore is not factored into the calculation of earnings per share.

The following table reflects the net loss per share for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) to December 31, 2021 after allocating income between the shares based on outstanding shares. This presentation assumes a business combination as the most likely outcome.

	For the year ended December 31, 2022		For the period from February 25, 2021 (inception) to December 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$314,000	$78,000	$(181,000)	$(232,000)
Denominator:
Weighted average shares outstanding	19,490,000	4,872,500	4,250,000	4,579,000
Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.05)	$(0.05)

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2022 or December 31, 2021.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations and cash flow.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2022 or December 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $19,374,000 including Company costs of approximately $635,000 together with $10,720,000 of underwriters’ discount and approximately $8,019,000 in fair value over cost of Sponsor shares forfeited and purchased by anchor investors in connection with their investment in the Company. Such costs have been allocated to the redeemable Class A common stock subject to possible redemption issued upon completion of the Public Offering and additional paid in capital. None of the Public Warrants or Private Placement Warrants are classified as liabilities and so there is no charge to operations for costs related to their issuance.

Class A Common Stock Subject to Possible Redemption:

All of the 19,490,000 shares of Class A common stock sold as part of a Unit in the Public Offering discussed in Note 3 contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (tangible assets less intangible assets and liabilities) to be less than $5,000,001. However, because all of the shares of Class A common stock are redeemable, all of the shares will be recorded as Class A common stock subject to possible redemption on the Company’s balance sheets.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2022 and 2021, all of the 19,490,000 Public Shares were classified outside of permanent equity. Class A common stock subject to possible redemption consist of:

Gross proceeds of Public Offering	$194,900,000
Less: Offering costs allocated to Class A shares subject to redemption	(18,084,000)
Proceeds allocated to Public Warrants	(12,973,000)
Plus: Accretion of carrying value to redemption value at public offering	33,006,000
Class A common shares subject to possible at the date of the Public Offering and at December 31, 2021	196,849,000
Accretion of carrying value to redemption value subsequent at public offering	1,591,000
Class A common shares subject to possible redemption at December 31, 2022	$198,440,000

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2022, the Company recorded income tax expense of approximately $475,000 representing the tax on interest income after deducting franchise taxes. For the period from February 25, 2021 (inception) to December 31, 2021 taxable interest income was fully offset by franchise tases and therefore there was no income tax. The Company’s effective tax rate for the ended December 31, 2022 was approximately 55% due to the use of net operating losses, start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible. For the period from February 25, 2021 (inception) to December 31, 2021 the Company’s effective tax rate was zero because there was no taxable interest income and therefore no tax provision. At December 31, 2022 and 2021, the Company had deferred tax assets of approximately $375,000 and $60,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 or 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after December 31, 2022 up to the date that the financial statements were available to be issued. Based upon this review, the Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed.

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

If the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors make any loans to the Company to finance the transaction costs of an intended initial business combination, up to $100,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no such loans had been made to the Company.

Administrative Support Agreement

On October 25, 2021, the Company agreed to pay $25,000 a month for office space, utilities and secretarial and administrative support to the Sponsor. Services commenced on the date the securities were first listed on The Nasdaq Global Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The Company paid and charged to operations approximately $300,000 and $56,000, respectively for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) to December 31, 2021 for these services and there were no amounts unpaid at those dates.

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

At December 31, 2021, the proceeds of the Trust Account were invested primarily in U.S. government treasury bills maturing in January 2022. Upon maturity, such U.S. government treasury bills were invested in U.S. government treasury bills maturing in April 2022. At maturity in April 2022, the proceeds of the U. S. government treasury bills were invested in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. When it owns them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills, when we own them, are recorded at amortized cost on the accompanying balance sheets adjusted for the amortization of discounts. Investments in money market accounts are recorded at fair value.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2022 consisted of U.S. government treasury bills or money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at December 31, 2021	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
U.S. government treasury bills	$196,865,000	$3,000	$196,868,000

At December 31, 2021, all of the Company’s investments in the Trust Account consist of cash.

During the year ended December 31, 2022 the Company withdrew approximately $833,000 from the Trust Account to pay taxes and approximately $250,000 for working capital. For the period from February 25, 2021 (inception) to December 31, 2021, the Company did not withdraw and any funds from the Trust Account.

NOTE 6 — STOCKHOLDERS’ DEFICIT

Common Stock

According to an amendment to the Company’s certificate of incorporation that was filed with the Secretary of State of the State of Delaware on March 1, 2021, the Company is authorized to issue 51,000,000 shares of common stock, including 45,000,000 shares of Class A common stock, par value, $0.0001 and 6,000,000 shares of Class B common stock par value $0.0001. Upon completion of the Public Offering, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock. At both December 31, 2022 and 2021, there were 4,872,500 shares of Class B common stock issued and outstanding and no shares of Class A common stock issued or outstanding.

The Class B common shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Class B common shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail in Note 4.

Warrants

As of December 31, 2022 and 2021, there were 9,745,000 Public Warrants and 9,254,705 Private Placement Warrants outstanding (an aggregate of warrants to purchase 18,999,705 Class A common shares).

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

Redemption of Warrants: Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

See also Note 4 – Related Party Transactions for further information on the Private Placement warrants.

Preferred Stock

According to an amendment to the Company’s certificate of incorporation that was filed with the Secretary of State of the State of Delaware on March 1, 2021, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021 there were no shares of preferred stock issued or outstanding.

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